Form 10QSB
period 1996-03-31
CLAIRE TECHNOLOGIES INC
filed 1996-05-30
CIK 894546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X]      Quarterly Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934.
         For the quarterly period ended March 31, 1996

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from                                to

Commission File Number 33-55254-33
                       ------------
                            CLAIRE TECHNOLOGIES, INC.
                            -------------------------
             (Exact name of Registrant as specified in its charter)

            Nevada                                          87-0467224
  -------------------------------               -------------------------------
  (State or other jurisdiction of               (IRS Employer Identification
No.)
         incorporation )

7373 North Scottsdale Road, Suite B-150
Scottsdale, Arizona                                                  85253
- - -----------------------------------------                 ----------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code (602) 483-8700

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                          Outstanding as of
           Class                                            April 15, 1996
- - --------------------------------------                   ----------------------
 $.001 par value Class A Common Stock                      6,156,000 Shares

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BASIS OF PRESENTATION
- - ---------------------
General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

         Operating results for the quarter ended March 31, 1996 are not necessarily indicative of the results that can be expected for the year ending December 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------
         As of March 31, 1996, the Company had $5,790 cash in the bank. There can be no assurance that the Company will be able to meet its financial obligations. During the quarter ending March 31, 1996, the Company invested an additional $125,000 to increase its investment in Hyperflow Technologies, Inc., a Nevada corporation (total $894,000 invested to date). The Company owns approximately 55% of Hyperflow. The investment is recorded under the equity method because the Company does not control the operations of Hyperflow.

         Hyperflow  is a  development  stage  Company  engaged  in  the  design, engineering, manufacturing, and sales of etching, stripping, aqueous and semi-aqueous precision cleaning systems for computer, electronic and semi-conductor industries. Hyperflow has not generated significant income, and lost $203,000 in the quarter.

RESULTS OF OPERATIONS

         The Company has not had operations that have generated income since its inception. Its only receipts have been from the sale of its common stock, which have been used to pay expenses and acquire a 55% interest in Hyperflow. Further, there has been a limited trading market for the Company's common stock since its inception to the date of this report.

         During the quarter ended March 31, 1996, management fees in the amount of $81,000 were paid or accrued ($59,300 is shown in accounts payable at March 31, 1996). The Company's President received $30,000 and the Company's Secretary received $15,000. $17,000 was paid to an entity controlled by the Company's Secretary for rent and other administrative services.

                                            PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  99.1 Financial Statements as of March 31, 1996.

         (b)      Reports on Form 8-K
                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CLAIRE TECHNOLOGIES, INC.




DATED:   May 14, 1996                     /s/ Logan B. Anderson
                                          -------------------------------------
                                          Logan B. Anderson, Secretary/Treasurer

                            CLAIRE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)

                                                                     March 31,
                                                                        1996
                                                                   -------------
ASSETS
     CURRENT ASSETS
         Cash in bank ..........................................    $     5,790
         Prepaid expenses ......................................        100,000
                                                                        -------
                                      TOTAL CURRENT ASSETS .....        105,790

     EQUIPMENT .................................................         20,100

     OTHER ASSETS
         Investment ............................................        131,213
         Goodwill ..............................................        365,444
                                                                        -------
                                                                        496,657
                                                                        -------
                                                                    $   622,547
                                                                    ===========

LIABILITIES & (DEFICIT)
     CURRENT LIABILITIES
         Accounts payable ......................................    $    70,206
         Bridge loan ...........................................        481,205
         Loan payable - related party ..........................        207,000
         Accrued interest payable ..............................         25,141
                                                                         ------
                                 TOTAL CURRENT LIABILITIES .....        783,552

     STOCKHOLDERS' (DEFICIT) Common Stock $.001 par value:
              Authorized - 50,000,000 shares
              Issued and outstanding
               6,156,500 shares ................................          6,156
         Additional paid-in capital ............................      1,128,844
         Deficit accumulated during the
              development stage ................................     (1,296,005)
                                                                     ----------
                             TOTAL STOCKHOLDERS' (DEFICIT) .....       (161,005)
                                                                       --------
                                                                    $   622,547
                                                                    ===========

                            CLAIRE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 5/3/88
                                       Three months ended       (Date of
                                             March 31,        inception)
                                       1996        1995        to 3/31/96
                                   -----------  -----------   ------------
Net Sales                          $     - 0 -  $    - 0 -   $     - 0 -
Cost of sales                            - 0 -       - 0 -         - 0 -
                                   -----------  ----------   ------------
                   GROSS PROFIT          - 0 -       - 0 -         - 0 -

General and Administrative
     expenses                          160,429       - 0 -       868,337
Depreciation and amortization            9,047       - 0 -        21,940
Interest expense                        19,586       - 0 -        25,428
Bad debts                                - 0 -       - 0 -         2,300

                                       189,062       - 0 -       918,005
                                   -----------   ---------   ------------
          NET LOSS BEFORE OTHER       (189,062)      - 0 -      (918,005)

OTHER EXPENSE
     Loss on investment               (113,000)      - 0 -      (378,000)
                                   -----------   ---------   ------------
   NET LOSS BEFORE INCOME TAXES       (302,062)      - 0 -    (1,296,005)

INCOME TAXES                             - 0 -       - 0 -         - 0 -
                                   -----------   ---------   ------------
                       NET LOSS    $  (302,062) $    - 0 -   $(1,296,005)
                                   ===========  ==========   ===========

Net income (loss) per weighted
     average share - operations    $      (.03) $      .00
Net income (loss) per weighted
     average share - other expense        (.02)        .00
                                   -----------   ---------
Net income (loss) per weighted
     average share                 $      (.05) $      .00
                                   ===========  ==========
Weighted average number of
     common shares used to
     compute net income (loss)
     per weighted average share      6,156,000   1,000,000
                                   ===========  ==========


                                             CLAIRE TECHNOLOGIES, INC.
                                           (A Development Stage Company)
                              STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(DEFICIT)
                                                    (Unaudited)

       Deficit

    Accumulated
                                     Common Stock         Additional     Stock
      During
                                    Par Value $.001        Paid-in
Subscription  Development
                                 Shares        Amount      Capital
Receivable     Stage
                               --------     ---------    ---------
- - -----------   -----------
Balances at 5/3/88
(Date of inception)                - 0 -    $   - 0 -    $   - 0 -    $   - 0 -
    $  - 0 -
   Issuance of common
      stock (restricted)
      at $.002 per share
      at 5/5/88                1,000,000        1,000        1,000
   Net income for period
      (1,950)
                               ---------    ---------     ---------
- - ----------    --------

Balances at 12/31/88           1,000,000        1,000        1,000        - 0 -
      (1,950)
   Net income for year
         (10)
                               ---------    ---------     ---------
- - ----------    --------
Balances at 12/31/89           1,000,000        1,000        1,000        - 0 -
      (1,960)
   Net loss for year
         (10)
                               ---------    ---------     ---------
- - ----------    --------
Balances at 12/31/90           1,000,000        1,000        1,000        - 0 -
      (1,970)
   Net income for year
         (10)
                               ---------    ---------     ---------
- - ----------    --------
Balances at 12/31/91           1,000,000        1,000        1,000        - 0 -
      (1,980)
   Net income for year
         (20)
                               ---------    ---------     ---------
- - ----------    --------
Balances at 12/31/92           1,000,000        1,000        1,000        - 0 -
      (2,000)
   Net income for year
       - 0 -
                               ---------    ---------     ---------
- - ----------    --------

                            CLAIRE TECHNOLOGIES, INC.
                          (A Development Stage Company)
       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                                   (Unaudited)

      Deficit

    Accumulated
                                    Common Stock        Additional       Stock
      During
                                  Par Value $.001         Paid-in
Subscription   Development
                               Shares         Amount      Capital
Receivable       Stage
                             ----------     ---------   ----------
- - ------------   ------------
Balances at 12/31/93          1,000,000        1,000         1,000         - 0
- - -         (2,000)
   Net loss for year
          - 0 -
                             ----------     ---------   ----------
- - ------------   ------------
Balances at 12/31/94          1,000,000        1,000         1,000         - 0
- - -         (2,000)
   Issuance of common
      stock (restricted)
      at 4/3/95 for
      subsidiary             10,500,000       10,500        (6,000)
   Cancellation of stock
      at 5/31/95            (10,400,000)     (10,400)        6,000
   Sale of common stock
      (Regulation "S")
      at $.05 per share
      at 5/16/95              2,000,000        2,000        98,000
   Issuance of common
      stock (restricted)
      at $.001 per share
      for services at
      6/30/95                 1,900,000        1,900
   Sale of common stock
      (restricted) at $1.00
      per share at
      6/30/95                   520,000          520       519,480
   Costs associated
      with stock sales                                    (100,000)

                            CLAIRE TECHNOLOGIES, INC.
                          (A Development Stage Company)
       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                                   (Unaudited)

            Deficit

          Accumulated
                                        Common Stock         Additional
Stock         During
                                       Par Value $.001         Paid-in
Subscription   Development
                                    Shares        Amount       Capital
Receivable       Stage
                                   ---------    --------    ------------
- - ------------   ------------
   Sale of common stock
      (restricted) at $1.00
      per share at 6/30/95           455,000    $    455    $    454,545    $
          $
   Issuance of common
      stock (restricted)
      at $.001 per share
      for services at
      11/30/95                        25,000          25             (25)
- - - 0 -
   Options exercised                 156,000         156         155,844
(81,000)
   Net loss for year
              (991,943)
                                   ---------    --------    ------------
- - ------------   ------------
Balances at 12/31/95               6,156,000       6,156       1,128,844
(81,000)        (993,943)
   Collection of stock
      subscription
81,000
   Net loss for period
              (302,062)
                                   ---------    --------    ------------
- - ------------   ------------
Balances at 3/31/96                6,156,000    $  6,156    $  1,128,844    $
- - - 0 -     $ (1,296,005)
                                   =========    ========    ============
===========   ============

                            CLAIRE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       5/3/88
                                             Three months ended      (Date of
                                                  March 31,          inception)
                                              1996        1995       to 3/31/96
                                           ---------    --------    -----------
OPERATING ACTIVITIES
     Net (loss)                            $(302,062)   $  - 0 -    $ 1,296,005)
     Adjustments to reconcile net
         (loss) to cash used by
         operating activities:
         Depreciation & amortization           9,047       - 0 -         21,940
         Stock issued for services             - 0 -       - 0 -          2,000
         Loss on investment                  113,000       - 0 -        378,000
     Changes in assets and
     liabilities:
         Prepaid expenses                      - 0 -       - 0 -       (100,000)
         Accounts payable                    (64,184)      - 0 -         70,206
         Accrued interest payable             19,450       - 0 -         25,141
                                           ---------    --------    -----------
                       NET CASH USED BY
                   OPERATING ACTIVITIES     (224,749)      - 0 -       (898,718)

INVESTING ACTIVITIES
     Purchase of equipment                    (2,023)      - 0 -        (22,647)
     Purchase of investment                  (71,213)      - 0 -       (509,213)
     Goodwill                                (53,787)      - 0 -       (384,787)
     Organization costs                        - 0 -       - 0 -            (50)
                                           ---------    --------    -----------
                       NET CASH USED BY
                   INVESTING ACTIVITIES     (127,023)      - 0 -       (916,697)

                            CLAIRE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                       5/3/88
                                              Three months ended      (Date of
                                                    March 31,        inception)
                                              1996         1995      to 3/31/96
                                           ---------    ---------    ----------
FINANCING ACTIVITIES
     Proceeds from sale of common
         stock                             $  81,000    $   - 0 -    $ 1,133,000
     Loan proceeds                           350,236        - 0 -        911,443
     Loan repayments                        (155,000)       - 0 -
(223,238)
                                           ---------    ---------    -----------
                   NET CASH PROVIDED BY
                   FINANCING ACTIVITIES      276,236        - 0 -      1,821,205

            INCREASE (DECREASE) IN CASH
                   AND CASH EQUIVALENTS      (75,536)       - 0 -          5,790

Cash and cash equivalents at
     beginning of year                        81,326        - 0 -          - 0 -
                                           ---------    ---------    ----------
           CASH AND CASH EQUIVALENTS AT
                          END OF PERIOD    $   5,790    $   - 0 -    $     5,790
                                           ==========   =========    ===========
SUPPLEMENTAL INFORMATION Cash paid for:
         Interest                          $     136    $   - 0 -    $       287