Form 10QSB
period 1996-06-30
CLAIRE TECHNOLOGIES INC
filed 1996-08-14
CIK 894546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1996

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 33-55254-33

                            CLAIRE TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

          Nevada                                      87-0467224
(State or other jurisdiction of            (IRS Employer Identification No.)
       incorporation)

 7373 North Scottsdale Road, Suite B-150
        Scottsdale, Arizona                                     85253
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:   (602) 483-8700

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                          Outstanding as of July 8, 1996
- ------------------------------------      --------------------------------
$.001 par value Class A Common Stock                8,539,500 Shares

                         PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements.

BASIS OF PRESENTATION

General

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that can be expected for the year ending December 31, 1996.

Item 2.
     Management's Discussion and Analysis of Financial Conditions and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1996, the Company had $91,801 cash in the bank. There can be no assurance that the Company will be able to meet its financial obligations. During the quarter ending June 30, 1996, the Company invested an additional $365,000 to increase its investment in Hyperflow Technologies, Inc., a Nevada corporation (total $1,259,000 invested to date). The Company owns approximately 70.5% of Hyperflow. The investment is recorded under the equity method because the Company does not control the operations of Hyperflow.

     Hyperflow is a development stage Company engaged in the design, engineering, manufacturing, and sales of etching, stripping, aqueous and semi-aqueous precision cleaning systems for computer, electronic and semi-conductor industries. Hyperflow has not generated significant income, and lost $196,000 in the quarter ($399,000 for the six months).

RESULTS OF OPERATIONS

     The Company has not had operations that have generated income since its inception. Its only receipts have been from the sale of its common stock, which have been used to pay expenses and acquire a 70.5% interest in Hyperflow. Further, there has been a limited trading market for the Company's common stock since its inception to the date of this report.

     During the six months ended June 30, 1996, management fees in the amount of $210,700 were paid or accrued ($116,000 is shown in accounts payable at June 30, 1996). The Company's President received $60,000 and the Company's Secretary received $60,000, including accrued amounts of $31,000 and $25,000 respectively. $35,000 was paid or accrued to an entity controlled by the Company's Secretary for rent and other administrative services, including $30,000 accrued at June 30, 1996.

     Net loss for the three months ended June 30, 1996 was $460,871 compared with net loss of $182,067 for the same period in 1995. The main reason for the increase is due to the large amount of interest and loss on investment expenses that were not present in 1995.

     General and administrative expenses for the three months ended June 30, 1996 were $207,457 compared with $182,067 for the same period in 1995. The increase is mainly due to increased management fees, administrative fees, and a large amount of travel outside of the United States looking for prospective purchasers of the Company's common stock.

     Depreciation and amortization expense for the three months ended June 30, 1996 was $11,448 compared with $0 for the same period in 1995.

     Interest expense for the three months ended June 30, 1996 was $73,966 compared with $0 for the same period in 1995. Interest expense was paid on a bridge loan and other short-term debt.

     Net loss for the six months ended June 30, 1996 was $762,933 compared with net loss of $182,067 for the same period in 1995.

     General and administrative expenses for the six months ended June 30, 1996 were $367,886 compared with $182,067 for the same period in 1995, an increase of 102%.

     Depreciation and amortization expense for the six months ended June 30, 1996 was $20,495 compared with $0 for the same period in 1995.

     Interest expense for the six months ended June 30, 1996 was $93,552 compared with $0 for the same period in 1995.

     Loss from investment, which represents the Company's share of Hyperflow's net loss was $168,000 for the three months ended June 30, 1996 and $281,000 for the six months ended June 30, 1996.

                           PART II - OTHER INFORMATION

Item 6.
     Exhibits and Reports on Form 8-K

     (a)
     Exhibits
              99.1 Financial Statements as of June 30, 1996.
              Financial Data Schedule

     (b)      Reports on Form 8-K
              None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CLAIRE TECHNOLOGIES, INC.




DATED:    JULY 31, 1996                   /s/ Logan B. Anderson
        ---------------
                                          Logan B. Anderson, Secretary/Treasurer

                            CLAIRE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)

                                                                         June 30,
                                                                           1996
ASSETS
     CURRENT ASSETS
         Cash in bank                                             $               91,801
         Prepaid expenses                                                         50,000
                                                                  ----------------------

                                      TOTAL CURRENT ASSETS                       141,801

     EQUIPMENT                                                                    19,363

     OTHER ASSETS
         Investment                                                              262,185
         Goodwill                                                                420,761
                                                                                 682,946

                                                                  $              844,110
                                                                  ======================

LIABILITIES & EQUITY
     CURRENT LIABILITIES
         Accounts payable                                         $              159,783
         Bridge loan                                                              15,000
         Loan payable - related party                                            107,000
         Accrued interest payable                                                 14,953
                                                                  ----------------------

                                 TOTAL CURRENT LIABILITIES                       296,736

     STOCKHOLDERS' EQUITY Common Stock $.001 par value:
              Authorized - 50,000,000 shares
              Issued and outstanding
               8,519,500 shares                                                    8,520
         Additional paid-in capital                                            2,295,730
         Deficit accumulated during the
              development stage                                               (1,756,876)

                                TOTAL STOCKHOLDERS' EQUITY                       547,374

                                                                  $              844,110
                                                                  ======================

                            CLAIRE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                      5/3/88
                                         Three months ended              Six months ended            (Date of
                                              June 30,                       June 30,               inception)
                                        1996            1995           1996           1995          to 6/30/96
                                    -------------  -------------  --------------  -------------  -------------
Net Sales                           $         -0-  $         -0-  $          -0-  $         -0-  $           -0-
Cost of sales                                 -0-            -0-             -0-            -0-              -0-
                                    -------------  -------------  --------------  -------------  ---------------

                     GROSS PROFIT             -0-            -0-             -0-            -0-              -0-

General and Administrative
   expenses                               207,457        182,067         367,886        182,067        1,075,794
Depreciation and amortization              11,448            -0-          20,495            -0-           33,388
Interest expense                           73,966            -0-          93,552            -0-           99,394
Bad debts                                     -0-            -0-             -0-            -0-            2,300
                                    -------------  -------------  --------------  -------------  ---------------
                                          292,871        182,067         481,933        182,067        1,210,876
                                    -------------  -------------  --------------  -------------  ---------------

            NET LOSS BEFORE OTHER        (292,871)      (182,067)       (481,933)      (182,067)      (1,210,876)

OTHER EXPENSE
   Loss on investment                    (168,000)           -0-        (281,000)           -0-         (546,000)
                                    -------------  -------------  --------------  -------------  ---------------

                  NET LOSS BEFORE
                     INCOME TAXES        (460,871)      (182,067)       (762,933)      (182,067)      (1,756,876)

INCOME TAXES                                  -0-            -0-             -0-            -0-              -0-

                         NET LOSS   $    (460,871) $    (182,067) $     (762,933) $    (182,067) $    (1,756,876)
                                    =============  =============  ==============  =============  ===============

Net income (loss) per weighted
   average share - operations       $        (.04) $        (.09) $         (.07) $        (.12)
Net income (loss) per weighted
   average share - other expense             (.02)           .00            (.04)           .00
                                    -------------  -------------  --------------  -------------

Net income (loss) per weighted
   average share                    $        (.06) $        (.09) $         (.11) $        (.12)
                                    =============  =============  ==============  =============

Weighted average number of
   common shares used to
   compute net income (loss)
   per weighted average share           7,158,291      2,126,593       6,667,536      1,563,392
                                    =============  =============  ==============  =============

                            CLAIRE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                  Common Stock               Additional            Stock              During
                                                 Par Value $.001               Paid-in         Subscription         Development
                                          -----------------------------
                                              Shares         Amount            Capital          Receivable             Stage
Balances at 5/3/88 (Date of inception)            - 0 -   $       - 0 -  $           - 0 -   $           - 0 -  $            - 0 -
   Issuance of common stock (restricted)
     at $.002 per share at 5/5/88             1,000,000           1,000              1,000
   Net income for period                                                                                                    (1,950)
                                          -------------   -------------  -----------------   -----------------  ------------------
Balances at 12/31/88                          1,000,000           1,000              1,000               - 0 -              (1,950)
   Net loss for year                                                                                                           (10)
                                          -------------   -------------  -----------------   -----------------  ------------------
Balances at 12/31/89                          1,000,000           1,000              1,000               - 0 -              (1,960)
   Net loss for year                                                                                                           (10)
                                          -------------   -------------  -----------------   -----------------  ------------------
Balances at 12/31/90                          1,000,000           1,000              1,000               - 0 -              (1,970)
   Net loss for year                                                                                                           (10)
                                          -------------   -------------  -----------------   -----------------  ------------------
Balances at 12/31/91                          1,000,000           1,000              1,000               - 0 -              (1,980)
   Net loss for year                                                                                                           (20)
                                          -------------   -------------  -----------------   -----------------  ------------------
Balances at 12/31/92                          1,000,000           1,000              1,000               - 0 -              (2,000)
   Net income for year                                                                                                       - 0 -
                                          -------------   -------------  -----------------   -----------------  ------------------
Balances at 12/31/93                          1,000,000           1,000              1,000               - 0 -              (2,000)
   Net income for year                                                                                                       - 0 -
                                          -------------   -------------  -----------------   -----------------  ------------------
Balances at 12/31/94                          1,000,000           1,000              1,000               - 0 -              (2,000)
   Issuance of common stock (restricted)
     at 4/3/95 for subsidiary                10,500,000          10,500             (6,000)
   Cancellation of stock at 5/31/95         (10,400,000)        (10,400)             6,000
   Sale of common stock (Regulation "S")
     at $.05 per share at 5/16/95             2,000,000           2,000             98,000
   Issuance of common stock (restricted)
     at $.001 per share for services at
     6/30/95                                  1,900,000           1,900
   Sale of common stock (restricted)
     at $1.00 per share at 6/30/95              520,000             520            519,480
   Costs associated with stock sales                                              (100,000)
   Sale of common stock (restricted)
     at $1.00 per share at 7/24/95              455,000             455            454,545
   Issuance of common stock (restricted)
     at $.001 per share for services at
     11/30/95                                    25,000              25                (25)              - 0 -
   Options exercised                            156,000             156            155,844             (81,000)
   Net loss for year                                                                                                      (991,943)
                                          -------------   -------------  -----------------   -----------------  ------------------
Balances at 12/31/95                          6,156,000           6,156          1,128,844             (81,000)           (993,943)
   Collection of stock subscription                                                                     81,000
   Issuance of common stock (restricted)
     at $.50 per share for interest expense
     at 5/14/96                                 130,000             130             64,870
   Sale of common stock (Regulation S)
     at $.50 per share at 5/14/96             1,308,500           1,309            652,941
   Sale of common stock (S-8) at $1.00
     per share at 5/20/96                        25,000              25             24,975
   Sale of common stock (Regulation S)
     at $.50 per share at 5/31/96               800,000             800            399,200
   Sale of common stock (S-8) at $.75 per
     share at 6/24/96                            25,000              25             18,725
   Sale of common stock (S-8) at $.75 per
     share at 6/25/96                            45,000              45             33,705
   Sale of common stock (S-8) at $.75 per
     share at 6/27/96                            30,000              30             22,470
   Deferred offering costs                                                         (50,000)
   Net loss for period                                                                                                    (762,933)

Balances at 6/30/96                           8,519,500   $       8,520  $       2,295,730   $             -0-  $       (1,756,876)
                                          =============   =============  =================   =================  ==================

                            CLAIRE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                               5/3/88
                                                  Three months ended             Six months ended             (Date of
                                                       June 30,                      June 30,                inception)
                                                 1996           1995            1996           1995          to 6/30/96
                                            --------------  -------------  -------------  --------------  -------------

OPERATING ACTIVITIES
   Net (loss)                               $     (460,871) $    (182,067) $    (762,933) $     (182,067) $    (1,756,876)
   Adjustments to reconcile net (loss) to
     cash used by operating activities:
       Depreciation & amortization                  11,448            -0-         20,495             -0-           33,388
       Stock issued for expenses                    65,000            -0-         65,000             -0-           67,000
       Loss on investment                          168,000            -0-        281,000             -0-          546,000
   Changes in assets and liabilities:
     Prepaid expenses                                  -0-            -0-            -0-             -0-         (100,000)
     Accounts receivable                               -0-        (24,178)           -0-         (24,178)             -0-
     Accounts payable                               89,577         30,137         25,393          30,137          159,783
     Accrued interest payable                      (10,188)           -0-          9,262             -0-           14,953
                                            --------------  -------------  -------------  --------------  ---------------
                          NET CASH USED BY
                      OPERATING ACTIVITIES        (137,034)      (176,108)      (361,783)       (176,108)      (1,035,752)

INVESTING ACTIVITIES
   Purchase of equipment                               -0-        (18,919)        (2,023)        (18,919)         (22,647)
   Purchase of investment                         (298,972)      (250,000)      (370,185)       (250,000)        (808,185)
   Deferred costs                                      -0-         (4,350)           -0-          (4,350)             -0-
   Goodwill                                        (66,028)           -0-       (119,815)            -0-         (450,815)
   Organization costs                                  -0-            -0-            -0-             -0-              (50)
                                            --------------  -------------  -------------  --------------  ---------------
                          NET CASH USED BY
                      INVESTING ACTIVITIES        (365,000)      (273,269)      (492,023)       (273,269)      (1,281,697)

FINANCING ACTIVITIES
   Proceeds from sale of common stock            1,154,250        622,000      1,235,250         622,000        2,287,250
   Loan proceeds                                       -0-            -0-        350,236             -0-          911,443
   Loan repayments                                (566,205)           -0-       (721,205)            -0-         (789,443)
                                            --------------  -------------  -------------  --------------  ---------------
                      NET CASH PROVIDED BY
                      FINANCING ACTIVITIES         588,045        622,000        864,281         622,000        2,409,250

                          INCREASE IN CASH
                      AND CASH EQUIVALENTS          86,011        172,263         10,475         172,263           91,801

Cash and cash equivalents at beginning
   of period                                         5,790            -0-         81,326             -0-              -0-
                                            --------------  -------------  -------------  --------------  ---------------

                 CASH AND CASH EQUIVALENTS
                          AT END OF PERIOD  $       91,801  $     172,263  $      91,801  $      172,263  $        91,801
                                            ==============  =============  =============  ==============  ===============

SUPPLEMENTAL INFORMATION Cash paid for:
     Interest                               $       19,155  $         -0-  $      19,291  $          -0-  $        19,442
                                            ==============  =============  =============  ==============  ===============
