Form 10QSB
period 1996-09-30
CLAIRE TECHNOLOGIES INC
filed 1996-11-18
CIK 894546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1996

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                           Outstanding as of October 17, 1996
------------------------------------      -----------------------------------
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

     Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that can be expected for the year ending December 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1996, the Company had $4,446 cash in the bank. There can be no assurance that the Company will be able to meet its financial obligations. During the quarter ended September 30, 1996, the Company invested no additional money in Hyperflow Technologies, Inc., a Nevada corporation (total $1,259,000 invested to date). The Company owns approximately 70.5% of Hyperflow. The investment is recorded under the equity method because the Company does not control the operations of Hyperflow. During the quarter ended September 30, 1996, the Company loaned $118,000 to Hyperflow.

     Hyperflow is a development stage Company engaged in the design, engineering, manufacturing, and sales of etching, stripping, aqueous and semi-aqueous precision cleaning systems for computer, electronic and semi-conductor industries. Hyperflow has not generated significant income, and lost $246,000 in the quarter ($645,000 for the nine months).

RESULTS OF OPERATIONS

     The Company has not had operations that have generated income since its inception. Its only receipts have been from the sale of its common stock, which have been used to pay expenses and acquire a 70.5% interest in Hyperflow. Further, there has been a limited trading market for the Company's common stock since its inception to the date of this report.

     During the nine months ended September 30, 1996, management fees in the amount of $306,000 were paid or accrued ($168,800 is shown in accounts payable at September 30, 1996). The Company's President received $90,000 and the Company's Secretary received $90,000, including accrued amounts of $61,000 and $30,000 respectively. $47,000 was paid or accrued to an entity controlled by the Company's Secretary for rent and other administrative services, including $36,000 accrued at September 30, 1996.

     Net loss for the three months ended September 30, 1996 was $329,985 compared with net loss of $260,100 for the same period in 1995. The main reason for the increase is due to the large amount of interest and loss on investment expenses that were not present in 1995.

     General and administrative expenses for the three months ended September 30, 1996 were $129,626 compared with $260,100 for the same period in 1995.

     Depreciation and amortization expense for the three months ended September 30, 1996 was $23,278 compared with $0 for the same period in 1995.

     Interest expense for the three months ended September 30, 1996 was $3,356 compared with $0 for the same period in 1995. Interest expense was paid on a bridge loan and other short-term debt.

     Net loss for the nine months ended September 30, 1996 was $1,092,918 compared with a net loss of $442,167 for the same period in 1995.

     General and administrative expenses for the nine months ended September 30, 1996 were $497,512 compared with $442,167 for the same period in 1995, an increase of 12%.

     Depreciation and amortization expense for the nine months ended September 30, 1996 was $43,773 compared with $0 for the same period in 1995.

     Interest expense for the nine months ended September 30, 1996 was $96,908 compared with $0 for the same period in 1995.

     Loss from investment, which represents the Company's share of Hyperflow's net loss was $173,725 for the three months ended September 30, 1996 and $454,725 for the nine months ended September 30, 1996.

                                            PART II - OTHER INFORMATION

Item 6.
     Exhibits and Reports on Form 8-K

     (a)      Exhibits                                                    Page
              99.1 Financial Statements as of September 30, 1996.          F-1
              Financial Data Schedule

     (b)      Reports on Form 8-K
              None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CLAIRE TECHNOLOGIES, INC.
                                     (Registrant)



DATED:  November 15, 1996             /s/ Logan B. Anderson
       ---------------------         ----------------------
                                     Logan B. Anderson, Secretary/Treasurer

                            CLAIRE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)

                                                                       September 30,
                                                                           1996
ASSETS
     CURRENT ASSETS
         Cash in bank                                             $                4,446
                                                                  ----------------------

                                      TOTAL CURRENT ASSETS                         4,446

     EQUIPMENT                                                                    18,626

     OTHER ASSETS
         Investment                                                               88,460
         Loan receivable - Hyperflow                                             118,000
         Goodwill                                                                398,220
                                                                  ----------------------
                                                                                 604,680
                                                                  ----------------------

                                                                  $              627,752
                                                                  ======================

LIABILITIES & EQUITY
     CURRENT LIABILITIES
         Accounts payable                                         $              180,314
         Bridge loan                                                              14,999
         Loans payable - related parties                                         231,750
         Accrued interest payable                                                 18,300
                                                                  ----------------------

                                 TOTAL CURRENT LIABILITIES                       445,363

     STOCKHOLDERS' EQUITY Common Stock $.001 par value:
              Authorized - 50,000,000 shares
              Issued and outstanding
               8,539,500 shares                                                    8,540
         Additional paid-in capital                                            2,260,710
         Deficit accumulated during the
              development stage                                               (2,086,861)
                                                                  ----------------------
                                TOTAL STOCKHOLDERS' EQUITY                       182,389
                                                                  ----------------------

                                                                  $              627,752
                                                                  ======================


                            CLAIRE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                      5/3/88
                                         Three months ended              Nine months ended           (Date of
                                            September 30,                  September 30,            inception)
                                        1996            1995           1996           1995          to 9/30/96
                                    -------------  -------------  --------------  -------------  -------------
Net Sales                           $           0  $           0  $            0  $           0  $             0
Cost of sales                                   0              0               0              0                0
                                    -------------  -------------  --------------  -------------  ---------------

                     GROSS PROFIT               0              0               0              0                0

General and Administrative
   expenses                               129,626        260,100         497,512        442,167        1,205,420
Depreciation and amortization              23,278              0          43,773              0           56,666
Interest expense                            3,356              0          96,908              0          102,750
Bad debts                                       0              0               0              0            2,300
                                    -------------  -------------  --------------  -------------  ---------------
                                          156,260        260,100         638,193        442,167       (1,367,136)
                                    -------------  -------------  --------------  -------------  ---------------

            NET LOSS BEFORE OTHER        (156,260)      (260,100)       (638,193)      (442,167)      (1,367,136)

OTHER EXPENSE
   Loss on investment                    (173,725)             0        (454,725)             0         (719,725)
                                    -------------  -------------  --------------  -------------  ---------------

                  NET LOSS BEFORE
                     INCOME TAXES        (329,985)      (260,100)     (1,092,918)      (442,167)      (2,086,861)

INCOME TAXES                                    0              0               0              0                0
                                    -------------  -------------  --------------  -------------  ---------------

                         NET LOSS   $    (329,985) $    (260,100) $   (1,092,918) $    (442,167) $    (2,086,861)
                                    =============  =============  ==============  =============  ===============

Net income (loss) per weighted
   average share - operations       $        (.02) $        (.04) $         (.09) $        (.15)
Net income (loss) per weighted
   average share - other expense             (.02)           .00            (.06)           .00
                                    -------------  -------------  --------------  -------------

Net income (loss) per weighted
   average share                    $        (.04) $        (.04) $         (.15) $        (.15)
                                    =============  =============  ==============  =============

Weighted average number of
   common shares used to
   compute net income (loss)
   per weighted average share           8,537,761      5,856,304       7,283,547      2,998,461
                                    =============  =============  ==============  =============


                            CLAIRE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                  Common Stock               Additional            Stock              During
                                                 Par Value $.001               Paid-in         Subscription         Development
                                              Shares         Amount            Capital          Receivable             Stage
                                          -------------   -------------  -----------------   ----------------   ------------------
Balances at 5/3/88 (Date of inception)                0   $           0  $               0   $               0  $                0
   Issuance of common stock (restricted)
     at $.002 per share at 5/5/88             1,000,000           1,000              1,000
   Net loss for period                                                                                                      (1,950)
                                          -------------   -------------  -----------------   -----------------  ------------------
Balances at 12/31/88                          1,000,000           1,000              1,000                   0              (1,950)
   Net loss for year                                                                                                           (10)
                                          -------------   -------------  -----------------   -----------------  ------------------
Balances at 12/31/89                          1,000,000           1,000              1,000                   0              (1,960)
   Net loss for year                                                                                                           (10)
                                          -------------   -------------  -----------------   -----------------  ------------------
Balances at 12/31/90                          1,000,000           1,000              1,000                   0              (1,970)
   Net loss for year                                                                                                           (10)
                                          -------------   -------------  -----------------   -----------------  ------------------
Balances at 12/31/91                          1,000,000           1,000              1,000                   0              (1,980)
   Net loss for year                                                                                                           (20)
                                          -------------   -------------  -----------------   -----------------  ------------------
Balances at 12/31/92                          1,000,000           1,000              1,000                   0              (2,000)
   Net income for year                                                                                                           0
                                          -------------   -------------  -----------------   -----------------  ------------------
Balances at 12/31/93                          1,000,000           1,000              1,000                   0              (2,000)
   Net income for year                                                                                                           0
                                          -------------   -------------  -----------------   -----------------  ------------------
Balances at 12/31/94                          1,000,000           1,000              1,000                   0              (2,000)
   Issuance of common stock (restricted)
     at 4/3/95 for subsidiary                10,500,000          10,500             (6,000)
   Cancellation of stock at 5/31/95         (10,400,000)        (10,400)             6,000
   Sale of common stock (Regulation "S")
     at $.05 per share at 5/16/95             2,000,000           2,000             98,000
   Issuance of common stock (restricted)
     at $.001 per share for services at
     6/30/95                                  1,900,000           1,900
   Sale of common stock (restricted)
     at $1.00 per share at 6/30/95              520,000             520            519,480
   Costs associated with stock sales                                              (100,000)
   Sale of common stock (restricted)
     at $1.00 per share at 7/24/95              455,000             455            454,545
   Issuance of common stock (restricted)
     at $.001 per share for services at
     11/30/95                                    25,000              25                (25)                  0
   Options exercised                            156,000             156            155,844             (81,000)
   Net loss for year                                                                                                      (991,943)
                                          -------------   -------------  -----------------   -----------------  ------------------
Balances at 12/31/95                          6,156,000   $       6,156  $       1,128,844   $         (81,000) $         (993,943)

                            CLAIRE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Continued)
                                   (Unaudited)

                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                  Common Stock               Additional            Stock              During
                                                 Par Value $.001               Paid-in         Subscription         Development
                                              Shares         Amount            Capital          Receivable             Stage
                                          -------------   -------------  -----------------   ----------------   ------------------
Balances at 12/31/95                          6,156,000   $       6,156  $       1,128,844   $         (81,000) $         (993,943)
   Collection of stock subscription                                                                     81,000
   Issuance of common stock (restricted)
     at $.50 per share for interest expense
     at 5/14/96                                 130,000             130             64,870
   Sale of common stock (Regulation S)
     at $.50 per share at 5/14/96             1,308,500           1,309            652,941
   Sale of common stock (S-8) at $1.00
     per share at 5/20/96                        25,000              25             24,975
   Sale of common stock (Regulation S)
     at $.50 per share at 5/31/96               800,000             800            399,200
   Sale of common stock (S-8) at $.75 per
     share at 6/24/96                            25,000              25             18,725
   Sale of common stock (S-8) at $.75 per
     share at 6/25/96                            45,000              45             33,705
   Sale of common stock (S-8) at $.75 per
     share at 6/27/96                            30,000              30             22,470
   Deferred offering costs                                                        (100,000)
   Sale of common stock (S-8) at $.75 per
     share at 7/8/96                             20,000              20             14,980
   Net loss for period                                                                                                  (1,092,918)
                                          -------------   -------------  -----------------   -----------------  ------------------
Balances at 9/30/96                           8,539,500   $       8,540  $       2,260,710   $               0  $       (2,086,861)
                                          =============   =============  =================   =================  ==================

                                       F-4

                            CLAIRE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                               5/3/88
                                                                                 Nine months ended            (Date of
                                                                                   September 30,             inception)
                                                                                1996           1995          to 9/30/96
                                                                           -------------  --------------  -------------

OPERATING ACTIVITIES
   Net (loss)                                                              $  (1,092,918) $     (442,167) $    (2,086,861)
   Adjustments to reconcile net (loss) to
     cash used by operating activities:
       Depreciation & amortization                                                43,773               0           56,666
       Stock issued for expenses                                                  65,000           2,000           67,000
       Loss on investment                                                        454,725               0          719,725
   Changes in assets and liabilities:
     Accounts receivable                                                               0         (36,538)               0
     Accounts payable                                                             45,924          31,692          180,314
     Accrued interest payable                                                     12,609               0           18,300
                                                                           -------------  --------------  ---------------
                                NET CASH USED BY
                                                     OPERATING ACTIVITIES       (470,887)       (445,013)      (1,044,856)

INVESTING ACTIVITIES
   Purchase of equipment                                                          (2,023)        (20,230)         (22,647)
   Purchase of investment                                                       (370,185)       (500,000)        (808,185)
   Loan - related party                                                         (118,000)              0         (118,000)
   Goodwill                                                                     (119,815)              0         (450,815)
   Organization costs                                                                  0               0              (50)
                                                                           -------------  --------------  ---------------
                                NET CASH USED BY
                                                     INVESTING ACTIVITIES       (610,023)       (520,230)      (1,399,697)

FINANCING ACTIVITIES
   Proceeds from sale of common stock                                          1,250,250       1,075,000        2,202,250
   Loan proceeds                                                                 474,986               0        1,036,193
   Loan repayments                                                              (721,206)              0         (789,444)
                                                                           -------------  --------------  ---------------
                              NET CASH PROVIDED BY
                                                     FINANCING ACTIVITIES      1,004,030       1,075,000        2,448,999

                                              INCREASE (DECREASE) IN CASH
                                                     AND CASH EQUIVALENTS        (76,880)        109,757            4,446

Cash and cash equivalents at beginning
   of period                                                                      81,326               0                0
                                                                           -------------  --------------  ---------------

                                                CASH AND CASH EQUIVALENTS
                                                         AT END OF PERIOD  $       4,446  $      109,757  $         4,446
                                                                           =============  ==============  ===============

SUPPLEMENTAL INFORMATION Cash paid for:
     Interest                                                              $      19,299  $            0  $        19,450
                                                                           =============  ==============  ===============