Form 10KSB
period 1996-12-31
CLAIRE TECHNOLOGIES INC
filed 1997-04-16
CIK 894546

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(mark one)
[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1996

                                       OR

[      ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934




                            CLAIRE TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

                         Commission File No. 33-55254-33

         NEVADA                                               87-0467224
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)

          7373 North Scottsdale Road, # B150
                  Scottsdale, Arizona                                 85253
       (Address of principal executive officer)                    (Zip Code)


Issuer's telephone number, including area code: (602) 483-8700

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10- KSB.
                                                       [ X ]

As of April 7, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,472,000 based on 3,200,000 shares at an average bid and ask price of $0.46.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Class                         Outstanding as of December 31, 1996
----------------------             ----------------------------------------
   $.001 Par Value                             8,539,500 Shares
 Class A Common Stock

                                     PART I
ITEM 1.           Business.

         Claire Technologies, Inc., a Nevada corporation (the "Company" "Claire") was incorporated in 1988 for the purpose of developing venture businesses. Claire was formed by Capital General Corporation and has acquired new management to acquire corporations and develop certain businesses. The Company has acquired approximately 70.5% of the outstanding common stock of Hyperflow Technologies, Inc. ("Hyperflow"), but does not control the operations of Hyperflow. Hyperflow was incorporated in Nevada in May of 1995 and is a development stage company engaged in the design, engineering, manufacturing, and sales of etching, stripping, aqueous, and semi-aqueous precision cleaning systems for computer, electronic, and semi-conductor industries.
Hyperflow has not generated significant income.

         At December 31, 1995, the Company owed $280,969 to a British West Indies entity controlled by a person who owned 23.86% of the Company's common stock, and has options to purchase 180,000 shares at a price of $0.75 per share. The loan is part of a $400,000 revolving floating loan. The interest rate is 12-1/2% per year. The loan is due thirty days after demand is made or October 31, 1996, whichever is earlier. The Company will also pay bonus interest in the form of 10,000 shares of its common stock for each $50,000 (or portion thereof) of the line of credit used up to a maximum of 80,000 shares. During 1996, the loan was repaid except for $14,999. 80,000 shares of restricted common stock and 38,088 shares of Regulation S stock were also issued as additional interest.

         On March 11, 1996 the Company issued a private placement memorandum under Regulation S for the amount of $1,000,000 consisting of 2,000,000 shares at $0.50 per share. This offering was completed on May 20, 1996 and all shares were sold. Proceeds from this offering were used in the acquisition of Hyperflow and for working capital.

         On November 6, 1996, the Company entered into a Promissory Note with Hyperflow for the amount of $65,000. On December 27, 1996, the Company entered into a second Promissory Note with Hyperflow for the amount of $240,500. Hyperflow is the debtor in both of these notes, which fall due on January 15, 1997.

         The Company's executive offices are presently located at 7373 North Scottsdale Road, Suite B150, Scottsdale, Arizona 85253, its telephone number at this location is (602) 483-8700 and telefax number is (602) 443-1235.

History and Background of Capital General

         Beginning in January 1986, Capital General Corporation ("CGC") organized multiple companies in Utah or Nevada, one of which was Claire, by acquiring shares from the respective corporations upon incorporation, and then gifted these shares in 100 share increments to various individuals, companies and institutions. The recipients were not required or allowed to tender any consideration to CGC for those shares. Prior to distributing the shares to the giftees, CGC received legal opinions indicating that such gifts were legal pursuant to applicable state and federal securities laws. Beginning in August, 1988, CGC initiated registrations on Form 10 of the securities of several of the public shell corporations pursuant to the provisions of the Securities Exchange Act of 1934. Some states, the U.S. Securities Exchange Commission ("SEC") and the National Association of

Securities Dealers ("NASD") took the position that such distributions of stock are in contravention to their respective securities laws. Further, it is the position of the SEC staff that the gift transfers effectuated by CGC should have been registered under Form S-1 of the Act. A registration statement was filed ("S-1") and declared effective June 30, 1993.

         Claire was formed as a Nevada corporation May 3, 1988 to provide vehicles for future business development by the principals of CGC. The company was founded with three principal shareholders: CGC, David R. Yeaman ("Yeaman"), and Krista Castleton ("Castleton"). During the period from on or about January 1986, and continuing through 1991, Yeaman, and individuals associated with Yeaman, incorporated as many as 92 subsidiary corporations of CGC in Utah and Nevada along with Claire. Beginning in April, 1986, and continuing through at least May, 1991, Yeaman caused CGC to distribute without registration in violation of Section 5(a) and (c) of the Securities Act, 100 shares from each of at least 69 issuers, controlled by Yeaman and CGC, to between 275 and 900 persons throughout the United States ostensibly as gifts. Claire was one of these issuers. In all instances, the gifted stock certificates failed to reflect any restrictive legends. Claire was purchased from the principals of CGC and has been separately managed and has entered into the Hyperflow agreements discussed without CGC involvement.

History and Background of Claire

         Harry Moll, David Hunter, and Logan Anderson acquired controlling interest in Claire with the intent of acquiring a viable business. David L. Hunter was the Company's President until November, 1995. Jan Wallace is the current President and a Director with Grace Sim as the Secretary/Treasurer and Director and Craig Hurst is a Director.

         Management determined that it had interest in precision cleaning systems for computer, electronic, and semi-conductor industries. The Company entered into negotiations with Hyperflow as discussed previously. The Company has not had operations that have generated income since its inception. Its only receipts have been from the sale of its common stock, which have been used to pay expenses and acquire a 70.5% interest in Hyperflow, as discussed previously. Further, there has been a limited trading market for the Company's common stock since its inception to the date of this report.

ITEM 2.           Properties.

         Claire is headquartered in leased office premises at 7373 North Scottsdale Road, Suite B150, Scottsdale, Arizona 85253. The lease arrangement is for three years beginning March 15, 1996. Amteck Management, Inc. ("Amteck") is responsible for the monthly payments of $1,200 and expects to bill Claire $600 each month and another entity $600 each month. The Company owns no other property.

         The Company has no interest in any property of Hyperflow. Hyperflow does have a facility for research in Gilbert, Arizona that is rented by Hyperflow.

ITEM 3.           Legal Proceedings.

         On January 7, 1994, the Bureau of Securities of the State of New Jersey filed a complaint in the matter of CGC, Yeaman and 74 other named defendants, Nevada and Utah corporations, including the Company, which complaint proposes that civil monetary penalties totaling $30,000 be assessed against CGC for alleged violations of the Uniform Securities Law (1967), N.J.S.A. 49:3- 47 et.seq., by (1) selling to 24 New Jersey residents between April 1986 and May 1991, securities in 25 of the 74 above referred to respondent corporations named in the proceeding, not including the Company, which were neither registered nor exempt from registration, and (2) making untrue statements of material fact and omitting to state material facts in connection with said New Jersey sales in 6 of the 74 above referred to respondent corporations named in the proceeding, not including the Company. Also, on January 7, 1994, the Bureau of Securities of the State of New Jersey, based on substantially similar allegations as in the above referred complaint, issued its Order Denying Exemptions and to Cease and Desist. This order summarily denied the exemptions contained in N.J.S.A. 49:3-50(b), (1), (2), (3),
(9), (11), and (12) of the securities of CGC and the other 74 respondent corporations, including the Company, except that excluded from the summary denial of the exemption contained in N.J.S.A. 49-3-50(b)(12) is the Offer of Rescission by CGC to 24 New Jersey residents pursuant to the offer of rescission which began about April 28, 1993. This order also ordered CGC and Yeaman to Cease and Desist from offering or selling any securities in blind pool corporations into, or from, the State of New Jersey.

         CGC and Yeaman filed answers denying the material allegations of said complaint and resisting the imposition of said civil monetary penalties, and the said Order Denying Exemptions and to Cease and Desist. Subsequently, the issues raised in said complaint and order were settled by agreement between the said Bureau of Securities and Yeaman and CGC in a consent order dated July 11, 1994 and approved by an administrative law judge of the State of New Jersey Office of Administrative Law September 2, 1994. Under the terms of said consent order, all claims in the complaint against all named respondents were settled by the payment of a $3,000 civil penalty, and the said order was modified so as not to apply to 27 of the respondent companies, not including the Company.

         Other than this matter, the Company and any of its subsidiaries and any of their property, are not involved in any material pending legal proceeding. At this time, the Company does not have any material bankruptcy, receivership, or similar proceeding pending.

ITEM 4.           Submission of Matters to a Vote of Security Holders.

         No matter was submitted to the Company's security holders for a vote during the fourth quarter of the fiscal year ending December 31, 1996.



                      This space intentionally left blank.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholders Matters.

         Beginning July 24, 1995, the Company's common stock began trading on the NASD-OTC System under the symbol CLEA. The information below was provided by brokers and does not necessarily represent prices of actual sales of the Company's common stock, nor does it take into account any brokerage discounts, commissions, or fees.

                    High        High         Low           Low
  Quarter            Bid         Ask         Bid           Ask

 First 1996       $0.50       $1.75       $0.375        $1.687
 Second 1996      $0.625      $1.25       $0.50         $1.156
 Third 1996       $0.312      $1.00       $0.25         $0.968
 Fourth 1996      $0.28       $0.75       $0.25         $0.625

         As of April 10, 1997, there were 412 record holders of the Company's common stock.

         The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

         On December 31, 1996, the last reported sale price of the common stock on NASDAQ was $.3125.


ITEM 6. Management's Discussion and Analysis or Plan of Operation

         The Company has not had operations that have generated income since its inception. Its only receipts have been from the sale of its common stock, which have been used to pay expenses and acquire a 70.5% interest in Hyperflow. Further, there has been a limited trading market for the Company's common stock since its inception to the date of this report.

         During the year ended December 31, 1996, management fees in the amount of $392,500 were paid or accrued. The Company's President received $120,000 and the Company's former Secretary received $120,000, including accrued amounts of $91,000 and $60,000, respectively. $39,000 was paid or accrued to an entity controlled by the Company's Secretary for rent and other administrative services.

         Net loss for the year ended December 31, 1996 was $1,973,145, compared with a net loss of $991,943 for the year ending December 31, 1995. The main reason for this increase is due to the large amount of interest expense and loss on investment that were not present in 1995.

         General and administrative expenses for the year ended December 31, 1996 were $580,112, compared with $705,958 for the same period in 1995.

         Depreciation and amortization expense for the year ended December 31, 1996 was $3,209, compared with $12,843 for the same period in 1995.

         Interest expense for the year ended December 31, 1996 was $101,357, compared with $5,842 for the same period in 1995. The increase relates to interest on bridge loans.

         Loss from investment, which represents the Company's write-off of Hyperflow in 1996 and share of Hyperflow's loss in 1995, was $982,967 for the year ended December 31, 1996 and $265,000 for the year ended December 31, 1995.

         The Company plans for 1997 to resolve the current working capital deficiency and to find an appropriate project and/or investment for the Company. In order to do this the Company will need to raise additional funds most likely through the sale of shares as well as the possible issuance of shares to settle outstanding debts.

         The Company had no operational history until it entered into an investment agreement with Hyperflow which is in the precision cleaning market for electronics, precision machining, relating to the medical, aerospace, and semi-conductor industries. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company has not made a formal study of the economic potential of any business.

         During the year, the Company invested $795,500 in Hyperflow Technologies, Inc. ($490,000 as equity, and $305,500 by way of loans). In the last quarter of 1996 the Company determined that Hyperflow was not and would not meet its business objectives. As a result, the Company determined it would not advance or invest additional funds in Hyperflow and would sell its interest in the Company.

         The Company foreclosed on the loans made to Hyperflow in the first quarter of 1997, and sold the assets to Hyperflo, Inc. (an Arizona Company, unrelated to both Claire and Hyperflow), which had some common management with Hyperflow.

         The assets were sold to Hyperflo, Inc. for a $305,500 Promissory Note. The Note bears interest at 7.87% per annum and the accrued interest and principle are due September 6, 2003. The Company will also receive a royalty of 2.5% of the gross revenue received from sales of products developed with Hyperflow technology. The first $1,500,000 of gross revenue is not subject to the royalty. The Promissory Note must also be paid in full if Hyperflo, Inc. sells the technology.

         During the year, the Company sold 120,000 shares of its restricted common stock at $0.75 per share and received $90,000 and 25,000 shares of its restricted common stock at $1.00 per share and received $25,000. It also sold 2,108,500 shares of Regulation "S" stock at $0.50 per share and received $1,054,250 in the form of cash or settlement of interest expense.


ITEM 7. Financial Statements and Supplementary Data.

         See Item 13.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         No independent accountant previously engaged as the principal accountant to audit the Company's financial statements, nor an independent accountant who was previously engaged to audit a significant subsidiary and on whom the principal accountant expressed reliance in its report, has resigned or was dismissed. The Company has not changed accountants nor has it had any disagreements with any accountants.

                                    PART III

ITEM 9. Directors and Executive Officers of the Registrant.

         The following table shows the positions held by the Company's Officers and Directors. The Directors were appointed and will serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. The Officers were appointed to their positions, and continue in such positions at the discretion of the Directors.

        Name            Age               Position
     Jan Wallace         41       President, Chief Executive Officer, Director
     Grace Sim           36       Secretary/Treasurer, Director
     Craig Hurst         32       Director

     Jan Wallace (age 41) is President and Chief Executive Officer, and Director of the Company. Ms. Wallace has been employed by the Company since May, 1995, when she was elected to the Board of Directors. In November 1995, she accepted the position of President. Ms. Wallace was previously Vice President of Active Systems, Inc., a Canadian Company specializing in SGML Software, an ISO standard in Ottawa, Ontario. Prior to that she was President and Owner of Mailhouse Plus, Ltd., an office equipment distribution company which was sold to Ascom Corporation. She has also been in management with Pitney Bowes- Canada and Bell Canada where she received its highest award in Sales and Marketing. Ms. Wallace was educated at Queens University in Kingston, Ontario and Carleton University, Ottawa, Ontario in Political Science with a minor in Economics. Ms. Wallace is also an Officer and Director of Dynamic Associates, Inc., a company which files annual reports pursuant to the Securities Exchange Act of 1934.

     Grace Sim (age 36) is Secretary/Treasurer of the Company and a Director. Ms. Sim has been Secretary/Treasurer since March 7, 1997. Prior to joining Claire Technologies, Inc., Ms. Sim owned an accounting consulting company in Ottawa, Ontario, Canada. Ms. Sim received with honors her Bachelor of Mathematics from the University of Waterloo in Waterloo, Ontario. Ms. Sim is also an Officer in Dynamic Associates, Inc., a company which files annual reports pursuant to the Securities Exchange Act of 1934.

         Craig A. Hurst (age 32) has been a director since May 3, 1996. From 1987 to 1988 Mr. Hurst was a pro-trader on the V.S.E. with C.M. Oliver & Co. From 1988 to 1989 he acted as a licensed investment advisor with First Vancouver Securities, and from 1989 to present has been an independent venture capital executive consultant specializing in drafting and structuring of new corporations, merger and acquisition consulting, and development of public relations programs for both public and private companies.

     Logan B.  Anderson  (age 42) was  Secretary/Treasurer  of the Company until
March 7, 1997. Mr. Anderson has been Secretary/Treasurer of the Company since April, 1995. Since 1993, Mr. Anderson has been Principal and President of Amteck Financial Services Corp., a financial consulting company in Vancouver, B.C. During 1992 and 1993, Mr. Anderson was an Officer and Director of Certrepoint Equities, Inc., in Vancouver, B.C. From 1982 to 1992, Mr. Anderson was Controller of Cohart Management Group, which was responsible for management of private and public corporations. Mr. Anderson received his Bachelors of Commerce degree in Accounting and Economics from Otago University, New Zealand in 1977. Mr. Anderson is an Associated Chartered Accountant (New Zealand). Mr. Anderson is a citizen of New Zealand and Canada. Mr. Anderson is also an Officer and Director of Dynamic Associates, Inc. Mr. Anderson could now be considered a significant consultant to the Company.


ITEM 10.          Executive Compensation.

                                             Annual Compensation Table
                                    Annual                             Long-term
                          ------------------------------     ----------------------------------
                                                              Restricted
                                                Other            Stock   Options/*   LTIP             All other
Name and Title    Year     Salary     Bonus   Compensation      Awarded  SARs (#)    Payouts ($)      Compensation
--------------    ----     ------     -----   ------------      -------  ---------  -----------      ------------
Jan Wallace,
 President,
 CEO, Director    1996     $ 120,000  $ 0        0                 0       85,000      0                0
Logan Anderson,
 Secretary/
 Treasurer,
 Direct           1996     $ 120,000  $ 0        0                 0       95,000      0                0
 (resigned as
 officer and
 director on
 March 7, 1997)
Grace Sim,
 Secretary/
 Treasurer,
 Direct           1996     $ 0        $ 0        0                 0        0          0                0
Craig Hurst,
 Director         1996     $ 0        $ 0        0                 0       49,500      0                0


         There can be no assurance that the amounts of compensation actually paid for 1997, or the persons to whom it is paid, will not differ materially from the above amounts paid for 1996.

*Options
         The following options were granted to former or current directors and officers of the Company. The options were granted when the Company did not publicly trade and no monetary value had been attributed to the granting of the options. The stock options are at a price of $.75 per share. 1,375,000 options were granted in 1995. 594,500 options were issued but not yet exercised at the end of 1996.

                        Date              Date                       Expiration      % of Total
                   Granted/Issued       Exercised       Number          Date           Granted
                   --------------       ---------       ------          ----           -------

  Harry Moll            06/30/95                           165,000    06/30/98             12.00%
  Harry Moll            06/30/95        12/31/95            35,000    06/30/98              2.55%
  Harry Moll            06/30/95        05/20/96            25,000    06/30/98              1.82%

  Jan Wallace           06/30/95                            85,000    06/30/98              6.18%
  Jan Wallace           06/30/95        12/31/95            40,000    06/30/98              2.91%

  Logan Anderson        06/30/95                            95,000    06/30/98              6.91%
  Logan Anderson        06/30/95        12/31/95            45,000    06/30/98              3.27%
  Logan Anderson        06/30/95        06/21/96            25,000    06/30/98              1.82%
  Logan Anderson        06/30/95        06/24/96            25,000    06/30/98              1.82%
  Logan Anderson        06/30/95        06/26/96            15,000    06/30/98              1.09%
  Logan Anderson        06/30/95        07/03/96            20,000    06/30/98              1.45%

  Ken Berscht           06/30/95        12/31/95            20,500    06/30/98              1.49%

  Craig Hurst           06/30/95                            49,500    06/30/98              3.60%
  Craig Hurst           06/30/95        12/31/95            15,500    06/30/98              1.13%
  Craig Hurst           06/30/95        06/24/96            15,000    06/30/98              1.09%
  Craig Hurst           06/30/95        06/26/96            20,000    06/30/98              1.45%

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

                  The following table sets forth, as of December 31, 1996, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the Directors and Officers, and by the Directors and Officers as a group.

                                         Name and address                     Amount of                Percent
         Title of class                      of owner                         ownership               of class
         --------------                      --------                         ---------               --------

Class A Common                 Harry Moll                                           645,000(1)               7.41%
All shares                     Box 836
are Restricted                 Georgetown, Grand Cayman, BWI

Class A Common                 Torbay Co                                            800,000                  9.37%
Shares are Regulation "S"      55 King St & Bay
                               Toronto, Ontario Canada

Class A Common                 Jan Wallace                                          485,000(2)               5.62%
All shares are restricted      6929 East Cheney
                               Paradise Valley, AZ 85253

Class A Common                 Grace Sim                                                  0                  0.00%
                               c/o Claire Technologies, Inc.
                               7373 North Scottsdale Road, Suite B150
                               Scottsdale, Arizona 85253

Class A Common                 Logan Anderson                                       350,000(3)               4.05%
5,000 shares are free          4915 East Doubletree Ranch Road
trading, balance is            Paradise Valley, AZ 85253
restricted

Class A Common                 Craig Hurst                                          199,500(4)               2.32%
All shares are restricted      c/o Claire Technologies, Inc.
                               7373 North Scottsdale Road, Suite B150
                               Scottsdale, Arizona 85253

Class A Common                 All Officers and Directors                         1,034,500                 11.80%
                               as a Group (4 persons)

(1) Includes 80,000 shares owned by SSM Ltd., which is controlled by Mr. Moll and 165,000 options held by Mr. Moll.
(2)  Includes 85,000 options held by Ms. Wallace.
(3)  Includes 95,000 options held by Mr. Anderson.
(4)  Includes 49,500 options held by Mr. Hurst.

ITEM 12. Certain Relationships and Related Transactions.

         No transactions occurred during 1996 in which an officer or director of the Company was an interested party.

ITEM 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) The following financial statements, financial statement schedules, and supplementary data are included:

          F-1  Independent Auditor's Report

    Financial Statements:

          F-2  Balance Sheets - December 31, 1996 and 1995

          F-3 Statements of Operations - Years ended December 31, 1996, 1995 and 1994

          F-4 Statement of Changes in Stockholders' Equity - Years ended December 31, 1996, 1995, and 1994

          F-6 Statements of Cash Flows - Years ended December 31, 1996, 1995, and 1994

          F-7  Notes to Financial Statements

(3)(i)   Articles of Incorporation are incorporated by reference.
    (ii) By-Laws are incorporated by reference.
(27)     Financial Data Schedule

(b)      Reports on Form 8-K.

                  Not applicable.

                      This space intentionally left blank.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CLAIRE TECHNOLOGIES, INC.



Date:  April 15, 1997                     By:  /s/
                                            Jan Wallace, President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:   April 15, 1997                    By:  /s/
                                            Jan Wallace, President and Director


Date:   April 15, 1997                    By:  /s/
                                            Grace Sim, Director

                                 SMITH & COMPANY
                          CERTIFIED PUBLIC ACCOUNTANTS

MEMBERS OF:                                     CRANDALL BUILDING SUITE 700
AMERICAN INSTITUTE OF                           10 WEST 100 SOUTH
     CERTIFIED PUBLIC ACCOUNTANTS               SALT LAKE CITY, UTAH 84101
UTAH ASSOCIATION OF                             TELEPHONE:       (801) 575-8297
     CERTIFIED PUBLIC ACCOUNTANTS               FACSIMILE:       (801) 575-8306
-------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Claire Technologies, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Claire Technologies, Inc. (a development stage company) as of December 31, 1996 and 1995, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 1996, 1995, and 1994 and for the period of May 3, 1988 (date of inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Claire Technologies, Inc. (a development stage company) as of December 31, 1996 and 1995, and the results of its operations, changes in stockholders' equity (deficit) and its cash flows for the years ended December 31, 1996, 1995, and 1994 and for the period of May 3, 1988 (date of inception) to December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has a working capital deficiency of $722,966 at December 31, 1996 and an accumulated deficit of $2,967,088. The Company has suffered losses from operations and has a substantial need for working capital. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 14 to the financial statements. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.


                                                           /s/ Smith & Company
                                                   CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
March 27, 1997

                            CLAIRE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                              December 31,
                                                                                 ------------------------------------------
                                                                                       1996                     1995
                                                                                 -----------------       ------------------
ASSETS
         CURRENT ASSETS
              Cash in bank                                                       $             708        $          81,326
              Prepaid expenses (Note 4)                                                      5,000                  100,000
              Option (Note 5)                                                                    0                        0
                                                                                 -----------------        -----------------

                       TOTAL CURRENT ASSETS                                                  5,708                  181,326

         EQUIPMENT (Note 6 and Schedules V and VI)                                          25,128                   18,814

         OTHER ASSETS
              Investment (Note 7)                                                                0                  173,000
              Loan receivable (Note 7)                                                           0                        0
              Goodwill (Note 1)                                                                  0                  319,967
                                                                                 -----------------        -----------------
                                                                                                 0                  492,967
                                                                                 -----------------        -----------------

                                                                                 $          30,836        $         693,107
                                                                                 =================        =================

LIABILITIES & EQUITY (DEFICIT)
         CURRENT LIABILITIES
              Accounts payable                                                   $           8,121        $          31,843
              Accrued expenses - related parties (Note 10)                                 283,800                  102,547
              Bridge loan (Note 8)                                                          14,999                  280,969
              Loans payable - related parties (Note 9)                                     398,750                  212,000
              Accrued interest payable - related parties                                    23,004                    5,691
                                                                                 -----------------        -----------------

                       TOTAL CURRENT LIABILITIES                                           728,674                  633,050

Commitments and contingencies (Note 15)                                                          0                        0

STOCKHOLDERS' EQUITY (DEFICIT) Common Stock $.001 par value:
                Authorized - 100,000,000 shares
                    (50,000,000 in 1995)
                Issued and outstanding 8,539,500
                    shares (6,156,000 in 1995)                                               8,540                    6,156
              Additional paid-in capital                                                 2,260,710                1,128,844
              Deficit accumulated during the
                development stage                                                       (2,967,088)                (993,943)
              Stock subscription receivable (Note 3)                                             0                  (81,000)
                                                                                 -----------------        -----------------

                       TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                               (697,838)                  60,057
                                                                                 -----------------        -----------------

                                                                                 $          30,836        $         693,107
                                                                                 =================        =================

See Notes to Financial Statements.

                            CLAIRE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                           5/3/88
                                                                                                          (Date of
                                                             Year ended December 31,                   inception) to
                                               ---------------------------------------------------
                                                    1996               1995               1994               12/31/96
                                               ------------       ------------       ------------       -------------

Net sales                                      $          0       $          0       $          0       $           0
Cost of sales                                             0                  0                  0                   0
                                               ------------       ------------       ------------       -------------

               GROSS PROFIT                               0                  0                  0                   0

General & administrative
         expenses                                   580,112            705,958                  0           1,288,020
Depreciation & amortization                           3,209             12,843                  0              16,102
Interest expense                                    101,357              5,842                  0             107,199
Bad debts                                           305,500              2,300                  0             307,800
                                               ------------       ------------       ------------       -------------

               NET LOSS BEFORE OTHER               (990,178)          (726,943)                 0          (1,719,121)

OTHER EXPENSE
         Loss on investment (Note 7)               (982,967)          (265,000)                 0          (1,247,967)
                                               ------------       ------------       ------------       -------------

               NET LOSS BEFORE
               INCOME TAXES                      (1,973,145)          (991,943)                 0         (2,967,088)

INCOME TAXES                                              0                  0                  0                  0
                                               ------------       ------------       ------------       ------------

               NET LOSS                        $ (1,973,145)      $   (991,943)      $          0       $ (2,967,088)
                                               ============       ============       ============       ============

Net income (loss) per weighted
         average share - operations            $      (.13)       $      (.13)       $       .00

Net income (loss) per weighted
         average share - other expense                (.13)              (.05)               .00
                                               -----------        -----------        -----------

Net income (loss) per weighted
         average share                        $       (.26)       $      (.18)       $       .00
                                              ============        ===========        ===========

Weighted average number of
         common shares used to
         compute net income
         (loss) per weighted
         average share                           7,612,174          5,393,333          1,000,000
                                              ============        ===========        ===========



See Notes to Financial Statements.

                            CLAIRE TECHNOLOGIES, INC.
                          (A Development Stage Company)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                         Common Stock             Additional           Stock           During
                                                        Par Value $.001             Paid-in        Subscription      Development
                                                    Shares          Amount          Capital         Receivable          Stage
                                                 -------------  -------------   ---------------  ---------------   ---------------
Balances at 5/3/88
   (Date of inception)                                       0  $           0   $             0  $             0   $             0
     Issuance of common stock (restricted) at
       $.002 per share at 5/5/88                     1,000,000          1,000             1,000
     Net loss for period                                                                                                    (1,950)

Balances at 12/31/88                                 1,000,000          1,000             1,000                0            (1,950)
     Net loss for year                                                                                                         (10)
                                                 -------------  -------------   ---------------  ---------------   ---------------

Balances at 12/31/89                                 1,000,000          1,000             1,000                0            (1,960)
     Net loss for year                                                                                                         (10)
                                                 -------------  -------------   ---------------  ---------------   ---------------

Balances at 12/31/90                                 1,000,000          1,000             1,000                0            (1,970)
     Net loss for year                                                                                                         (10)
                                                 -------------  -------------   ---------------  ---------------   ---------------

Balances at 12/31/91                                 1,000,000          1,000             1,000                0            (1,980)
     Net loss for year                                                                                                         (20)
                                                 -------------  -------------   ---------------  ---------------   ---------------

Balances at 12/31/92                                 1,000,000          1,000             1,000                0            (2,000)
     Net income for year                                                                                                         0
                                                 -------------  -------------   ---------------  ---------------   ---------------

Balances at 12/31/93                                 1,000,000          1,000             1,000                0            (2,000)
     Net income for year                                                                                                         0
                                                 -------------  -------------   ---------------  ---------------   ---------------

Balances at 12/31/94                                 1,000,000          1,000             1,000                0            (2,000)
     Issuance of common stock (restricted) at
       4/3/95  for subsidiary (Note 13)             10,500,000         10,500            (6,000)
     Cancellation of stock at 5/31/95 (Note 13)    (10,400,000)       (10,400)            6,000
     Sale of common stock (Regulation "S") at
        $.05 per share at 5/16/95                    2,000,000          2,000            98,000
     Issuance of common stock (restricted) at
       $.001 per share for services at 6/30/95       1,900,000          1,900
     Sale of common stock (restricted) at $1.00
       per share at 6/30/95                            520,000            520           519,480
     Sale of common stock (restricted) at $1.00
       per share at 7/24/95                            455,000            455           454,545
     Costs associated with stock sales                                                 (100,000)
     Issuance of common stock (restricted) at
       $.001 per share for services at 11/30/95         25,000             25               (25)
     Options exercised (Note 3)                        156,000            156           155,844          (81,000)
     Net loss for year                                                                                                    (991,943)
                                                 -------------  -------------   ---------------  ---------------   ---------------

Balances at 12/31/95                                 6,156,000          6,156         1,128,844          (81,000)         (993,943)


See Notes to Financial Statements.

                            CLAIRE TECHNOLOGIES, INC.
                          (A Development Stage Company)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (continued)

                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                         Common Stock             Additional           Stock           During
                                                        Par Value $.001             Paid-in        Subscription      Development
                                                    Shares          Amount          Capital         Receivable          Stage
                                                 -------------  -------------   ---------------  ---------------   ---------------
Balances at 12/31/95                                 6,156,000  $       6,156   $     1,128,844  $       (81,000)  $      (993,943)
   Collection of stock subscription                                                                       81,000
   Issuance of common stock (restricted) at
     $.50 per share for interest expense
     at 5/14/96                                        130,000            130            64,870
   Issuance of common stock (Regulation S)
     to pay interest expense and reduce debt
     at $.50 per share at 5/14/96                    1,308,500          1,309           652,941
   Sale of common stock (S-8) at $1.00 per
     share at 5/20/96                                   25,000             25            24,975
   Sale of common stock (Regulation S) at $.50
     per share at 5/31/96                              800,000            800           399,200
   Sale of common stock (S-8) at $.75 per share
     at 6/24/96                                         25,000             25            18,725
   Sale of common stock (S-8) at $.75 per share
     at 6/25/96                                         45,000             45            33,705
   Sale of common stock (S-8) at $.75 per share
     at 6/27/96                                         30,000             30            22,470
   Deferred offering costs                                                             (100,000)
   Sale of common stock (S-8) at $.75 per share
     at 7/8/96                                          20,000             20            14,980
   Net loss for year                                                                                                    (1,973,145)
                                                 -------------  -------------   ---------------  ---------------   ---------------

Balances at 12/31/96                                 8,539,500  $       8,540   $     2,260,710  $             0   $    (2,967,088)
                                                 =============  =============   ===============  ===============   ===============


See Notes to Financial Statements.

                            CLAIRE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                                        5/3/88
                                                                                                       (Date of
                                                            Year ended December 31,                  Inception) to
                                             ----------------------------------------------------
                                                   1996              1995              1994            12/31/96
                                             ----------------  ---------------   ----------------  ----------------
OPERATING ACTIVITIES
  Net income (loss)                          $     (1,973,145) $      (991,943)  $              0  $     (2,967,088)
  Adjustments to reconcile net income
     (loss) to cash used by operating
     activities:
      Depreciation and amortization                     3,209           12,843                  0            16,102
      Stock issued for expenses                        84,044            2,000                  0            86,044
      Loss on investment                              492,967          265,000                  0           757,967
     Changes in assets and liabilities:
      Prepaid expenses                                 95,000         (100,000)                 0            (5,000)
      Accounts payable                                (23,722)          31,843                  0             8,121
      Accrued expenses                                181,253          102,547                  0           283,800
      Accrued interest payable                         17,313            5,691                  0            23,004
                                             ----------------  ---------------   ----------------  ----------------

                              NET CASH USED
                    BY OPERATING ACTIVITIES        (1,123,081)        (672,019)                 0        (1,797,050)

INVESTING ACTIVITIES
  Purchase of equipment                                (9,523)         (20,624)                 0           (30,147)
  Purchase of investment                                    0         (438,000)                 0          (438,000)
  Goodwill                                                  0         (331,000)                 0          (331,000)
  Organization costs                                        0                0                  0               (50)
                                             ----------------  ---------------   ----------------  ----------------

                   NET CASH PROVIDED (USED)
                    BY INVESTING ACTIVITIES            (9,523)        (789,624)                 0          (799,197)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                  496,000        1,050,000                  0         1,548,000
  Loan proceeds                                       810,986          561,207                  0         1,372,193
  Loan repayments                                    (255,000)         (68,238)                 0          (323,238)
                                             ----------------  ---------------   ----------------  ----------------

                       NET CASH PROVIDED BY
                       FINANCING ACTIVITIES         1,051,986        1,542,969                  0         2,596,955
                                             ----------------  ---------------   ----------------  ----------------

                INCREASE (DECREASE) IN CASH
                       AND CASH EQUIVALENTS           (80,618)          81,326                  0               708

Cash and cash equivalents at beginning
  of year                                              81,326                0                  0                 0
                                             ----------------  ---------------   ----------------  ----------------

                  CASH AND CASH EQUIVALENTS
                             AT END OF YEAR  $            708  $        81,326   $              0  $            708
                                             ================  ===============   ================  ================

SUPPLEMENTAL INFORMATION
  Cash paid for interest                     $            268  $           151   $              0  $            419
                                             ================  ===============   ================  ================

During 1996, the Company issued 1,270,412 shares of Regulation S stock to pay $635,206 of debt.


See Notes to Financial Statements.

                            CLAIRE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

          Accounting Methods
          The Company recognizes income and expenses based on the accrual method of accounting.

          Dividend Policy
          The Company has not yet adopted any policy regarding payment of dividends.

          Equipment
          Equipment is recorded at cost and is being depreciated over a useful life of seven years using the straight-line method.

          Cash and Cash Equivalents
          For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

          Organization Costs
          Organization costs were amortized over four years.

          Goodwill
          Goodwill was being amortized over fifteen years. Goodwill related to the investment in Hyperflow (see Note 7).

          Income Taxes
          The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Tax credits are recorded in the year realized.

          The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

NOTE 2: DEVELOPMENT STAGE COMPANY
          The Company was incorporated under the laws of the State of Nevada on May 3, 1988 as Demure, Inc., and has been in the development stage since incorporation. On June 7, 1995, the name was changed to Claire Technologies, Inc. The Company has entered into the precision cleaning market for electronics precision machining relating to the medical, aero-space, and semi-conductor industries.

NOTE 3: CAPITALIZATION
          On the date of incorporation, the Company sold 1,000,000 shares of its common stock to Capital General Corporation for $2,000 cash for an average consideration of $.002 per share. The Company's authorized stock includes 100,000,000 shares of common stock at $.001 par value.

          During 1995, the Company issued 10,500,000 shares of its restricted common stock in connection with the acquisition of a subsidiary and shortly thereafter canceled 10,400,000 shares (see Note 13). The Company issued 2,050,000 shares of stock for services at $.001 per share (see Note 10). The Company sold 2,000,000 Regulation "S" shares at $.05 per share and sold 975,000 restricted shares at $1.00 per share.

          During 1995, the Company's President exercised stock options on 40,000 shares at $1.00 per share and a consultant exercised stock options on 35,000 shares at $1.00 per share. The two individuals provided services of $75,000 to exercise the options.

          Also during December, 1995, three individuals exercised options for 81,000 shares of stock at $1.00 per share. The $81,000 was received in January, 1996 and is reflected on the 1995 balance sheet as a stock subscription receivable.

          During 1996, the Company issued 130,000 shares of restricted common stock at $.50 per share for interest expense, issued 1,308,500 shares of Regulation S stock at $.50 per share for interest expense and debt repayment, sold 800,000 shares of Regulation S stock at $.50 per share for cash, sold 25,000 S-8 shares at $1.00 per share for cash and sold 120,000 S-8 shares at $.75 per share for cash.

                            CLAIRE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                           December 31, 1996 and 1995



NOTE 4: PREPAID EXPENSES
          During 1995, the Company prepaid $100,000 in connection with stock offerings planned for 1996. The $100,000 was offset against the proceeds since the offerings were successful. The $5,000 at December 31, 1996 relates to other prepaid expense.

NOTE 5: OPTION
          During  1995,   the  Company   bought   500,000  shares  of  Hyperflow
          Technologies, Inc. ("Hyperflow") stock at a price of $1.00 per share. This represented 54.2% of the total outstanding stock of Hyperflow.

          The Company acquired an option to purchase 250,000 shares of Hyperflow stock at a price of $2.00 per share and 300,000 shares of Hyperflow stock at $4.00 per share anytime before July 25, 1998. Prior to December 31,1995, the Company exercised part of the option and paid $269,000 to acquire 134,500 shares. If the Company exercises the whole option, it will own 1,050,000 of the total outstanding shares of 1,550,000, or 67.7%, and will have paid a total of $2,200,000 for the shares, $1,700,000 for the 550,000 shares acquired pursuant to the option and $500,000 paid for the first 500,000 shares. At December 31, 1995, the Company owned 634,500 shares of the total of the 1,113,724 shares outstanding, or 56.97%.

NOTE 6: EQUIPMENT
          Equipment has a cost of $30,147. The allowance for depreciation is $5,019 at December 31, 1996. Depreciation expense for the year ended December 31, 1996 was $3,209 ($1,810 in 1995).

NOTE 7: INVESTMENT
          At December 31, 1995, the Company owned 634,500 shares of the common stock of Hyperflow, a private Nevada corporation. The investment was recorded under the equity method because the Company did not control the operations of Hyperflow even though it owned 56.97% of Hyperflow. Original cost was $769,000 with $331,000 being allocated to Goodwill. The Company's share of Hyperflow's 1995 loss amounted to $265,000, and reduced the investment to a value of $173,000. Hyperflow had a separate Board of Directors which was independent of the Company's Board of Directors.

          During 1996, the Company invested an additional $490,000 in Hyperflow for a total of $1,259,000 and owned about 70.5% of Hyperflow, but still was not controlling the daily operations. Also during 1996, the Company loaned $305,500 to Hyperflow. By the end of 1996, it was apparent that Hyperflow was not going to be profitable as expected. The Company charged its investment to expense and has fully reserved the receivable of $305,500. Subsequent to December 31, 1996, the Company took all assets of Hyperflow pursuant to a security agreement executed in 1996. The Company then sold all of the Hyperflow assets to another entity interested in developing the technology. The other entity signed a promissory note in the amount of $305,500 with an interest rate of 7.87% per annum. The principal and accrued interest in the total amount of $500,000 are due on September 6, 2003. If the loan is repaid prior to September 6, 2003, the entire $500,000 is still due. Also the $500,000 is due if the other entity sells all or any part of its interest in the Hyperflow products, technology or patent. The other entity will also pay the Company a royalty of 2.5% of the gross revenue received from sales of products developed with the Hyperflow technology. The first $1,500,000 of gross revenue is not subject to the royalty.

NOTE 8: BRIDGE LOAN
          At December 31, 1995, the Company owed $280,969 to a British West Indies entity controlled by a person who owned 23.86% of the Company's common stock, and has options to purchase 180,000 shares at a price of $.75 per share. The loan is part of a $400,000 revolving floating loan. The interest rate is 12 1/2% per year. The loan is due thirty days after demand is made, or October 31, 1996, whichever is earlier. The Company will also pay bonus interest in the form of 10,000 shares of its common stock for each $50,000 (or portion thereof) of the line of credit used up to a maximum of 80,000 shares. During 1996, the loan was repaid except for $14,999. 80,000 shares of restricted common stock and 38,088 shares of Regulation S stock were also issued as additional interest.

                            CLAIRE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                           December 31, 1996 and 1995



NOTE 9: LOANS PAYABLE - RELATED PARTIES
          At December 31, 1995, the Company owed $212,000 to Dynamic Associates, Inc. The Company's President is also Dynamic's President. The loan bears interest at 12% per year and is payable every six months. The loan was payable on demand or by August 31, 1996. The Company paid a bonus of 50,000 shares of its common stock because the loan was not repaid by February 29, 1996. During 1996, the loan was repaid in full. At December 31, 1996 the Company owes $375,000 to Dynamic for additional loans received in 1996. The loan bears interest at 10% per annum. The loan is convertible to the Company's stock at $.20 per share. The Company will also issue 100,000 shares of its restricted common stock. Beginning February 28, 1997 and every three months thereafter, the Company will issue an additional 100,000 shares if the loan is still outstanding. The loan is payable November 1, 1997 and if not paid by that date the Company will pay an additional 500,000 common (restricted) shares. The Company will have 30 days grace to remedy the payment, and the loan will be payable on demand thereafter. At December 31, 1996, the Company also owes $23,750 to one of its former directors. The loan bears interest at 12.5% per annum and is due on demand.

NOTE 10: RELATED PARTY TRANSACTIONS
          During 1995, 2,025,000 shares of the Company's restricted common stock were issued to various entities for assistance provided to the Company. The shares were valued at par value because there was no market for the Company's stock at the time. During 1995 $80,000 was paid to the Company's President, $40,000 in cash and $40,000 in the form of exercised stock options. $25,000 was paid to the Company's former President. $62,000 was paid to other officers and/or directors. During 1996, the President received compensation of $120,000 including $91,000 which is accrued at December 31, 1996, $120,000 was paid to an officer/director including $60,000 which is accrued at December 31, 1996, $32,500 was paid to a consultant/director including $15,500 which is accrued at December 31, 1996, and $120,000 was paid to a consultant/major shareholder including $104,300 which is accrued at December 31, 1996. At December 31, 1996, the Company owes $283,800 to various related parties for management fees and administrative services. The $283,800 includes the $270,800 detailed above and also includes $13,000 due to an entity controlled by one of the directors.

NOTE 11: INCENTIVE STOCK OPTION PLAN
          During 1995, the Company established an incentive stock option plan for employees and directors of the Company. The maximum number of shares to be issued under the plan is 3,000,000. The Company also can grant non-qualified stock options. The aggregate fair market value (determined at the grant date) of the shares to which options become exercisable for the first time by an optionee during any calendar year shall not exceed $100,000 for qualified options and $1,000,000 for non-qualified options. For 10% shareholders, the option price shall not be less than 100% of the fair market value of the shares on the grant date and the exercise period shall not exceed five years from the grant date. During 1995, options were granted to nine individuals, four of whom were officers and/or directors, to purchase a total of 1,375,000 shares at $1.00 per share. During January, 1996, 156,000 shares were issued for shares exercised in 1995 (see Note 3). During 1996, 25,000 non-qualified options were exercised at a price of $1.00 per share, 120,000 non-qualified options were exercised at a price of $.75 per share and 479,500 non-qualified options expired or were canceled. At December 31, 1996, 594,500 non-qualified stock options remain outstanding but not exercised. During January, 1996, 550,000 options were reserved. 100,000 shares have an option price of $1.00 per share. 250,000 shares have an option price of $1.25 per share. 200,000 shares have an option price of $1.75 per share. The 550,000 options have exercise periods of one year.

NOTE 12: INCOME TAXES
          No Federal income taxes were due for the years ended December 31, 1996, 1995, or 1994.

          At December 31, 1996, the Company has a Federal net operating loss carryover of approximately $1,412,000 which expires at follows:

             Year ended                Amount             Expiration Date
       ----------------------     -----------------     -----------------
       December 31, 1995          $         708,900     December 31, 2010
       December 31, 1996                    703,100     December 31, 2011
                                  -----------------
                                  $       1,412,000
                                  =================

          The Company also has a capital loss carryover of $1,259,000 which expires December 31, 2001.

          At December 31, 1996, a deferred tax asset has not been recorded due to the Company's current lack of operations to provide income to use the net operating loss carryover.

                            CLAIRE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                           December 31, 1996 and 1995



NOTE 13: CANCELLATION OF STOCK
          Effective April 3, 1995, the Company issued 10,500,000 shares of its restricted common stock to acquire Nu-Aire Distribution Corporation ("Nu-Aire"). On May 31, 1995, the Company and Nu-Aire mutually agreed to terminate the agreement and render it null and void. 10,400,000 shares of common stock were canceled. Individuals who helped with the acquisition were allowed to keep 100,000 shares for their fee.

NOTE 14: GOING CONCERN
          The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At December 31, 1996, the Company has a deficit in working capital of $722,966, a loss from operations for 1996 of $990,178 and an accumulated deficit of $2,967,088.

          Management   feels  that  loans  from  related  parties  will  provide
          sufficient working capital to allow the Company to continue as a going concern.

NOTE 15: COMMITMENTS AND CONTINGENCIES
          The Company had a consulting agreement with an entity to render advice to the Company for a period of twelve months. Services were to be rendered from December 18, 1995 to December 17, 1996. The fee was $10,000 per month ($10,000 was paid in 1996 and $10,000 in 1995). The consultant could terminate the agreement effective the last day of any month by giving five days written notice. The consultant was to have been granted warrants to purchase up to 450,000 fully registered unrestricted shares of the Company's common stock. 250,000 shares are exercisable at $1.25 per share and 200,000 are exercisable at $1.75 per share. The warrants need to be exercised by December 18, 2000. The warrants were never delivered to the consultant. The Company felt the consultant had not performed according to the agreement and stopped making payments. The Company has not accrued the potential balance of the agreement which is $100,000. The Company does not intend to pay the $100,000.

          The Company is provided with office space and other management services on a month-to-month basis by Amteck Management, Inc., an entity controlled by a director of the Company. $39,000 was paid or accrued to Amteck during 1996. $600 per month was paid to Amteck as rent beginning in March, 1996. Other fees to Amteck will be based on services received. Officers currently are receiving no salary but are being paid management fees when services are provided. Various other individuals are paid as services are performed. There are no written management contracts with any of the entities.

          For 1997, it is projected that the Company's President will receive $10,000 monthly, a former director will receive $10,000 monthly, another director will receive $3,000 per month and another consultant will receive $10,000 per month as compensation for their services as consultants.

          The Company has agreed to pay rent of $5,971 per month if Hyperflo does not make the payment on its facility. However, Hyperflo is looking for a new facility and has found someone to assume its lease, so it is very doubtful the Company will incur any liability on behalf of Hyperflo. The lease expires June 30, 2000.

NOTE 16: RECLASSIFICATION OF FINANCIAL STATEMENT PRESENTATION
          Certain reclassifications have been made to the December 31, 1995 financial statements to conform with the December 31, 1996 financial statement presentation. Such reclassifications have had no effect on net income as previously reported.

                                 SMITH & COMPANY
                          CERTIFIED PUBLIC ACCOUNTANTS

MEMBERS OF:                                   CRANDALL BUILDING SUITE 700
AMERICAN INSTITUTE OF                         10 WEST 100 SOUTH
     CERTIFIED PUBLIC ACCOUNTANTS             SALT LAKE CITY, UTAH 84101
UTAH ASSOCIATION OF                           TELEPHONE:     (801) 575-8297
     CERTIFIED PUBLIC ACCOUNTANTS             FACSIMILE:     (801) 575-8306
---------------------------------------------------------------------------



Board of Directors and Shareholders
Claire Technologies, Inc.
Scottsdale, Arizona

Our audit of the basic financial statements presented in the preceding section of this report was made primarily to form an opinion on such financial statements taken as a whole. The additional information, contained in the following pages, is not considered essential for the fair presentation of the financial position of Claire Technologies, Inc., the results of its operations or cash flows in conformity with generally accepted accounting principles. The following information consisting of Schedule V and Schedule VI is included to comply with reporting requirements of the Securities and Exchange Commission. Such data was subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                           /s/ Smith & Company
                                                  CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
March 27, 1997

                            CLAIRE TECHNOLOGIES, INC.

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                                                Balance at                                                   Balance
                                                 Beginning           Additions                               at End
                                                 of Period            at Cost           Retirement          of Period
                                            ------------------  ------------------  -----------------   -----------------
Year Ended
           December 31, 1994:
              Equipment                     $                0  $                0  $               0   $               0
              Furniture                                      0                   0                  0                   0
              Vehicle                                        0                   0                  0                   0
                                            ------------------  ------------------  -----------------   -----------------

                                            $                0  $                0  $               0   $               0
                                            ==================  ==================  =================   =================

Year Ended
           December 31, 1995:
              Equipment                     $                0  $           20,624  $               0   $          20,624
              Furniture                                      0                   0                  0                   0
              Vehicle                                        0                   0                  0                   0
                                            ------------------  ------------------  -----------------   -----------------

                                            $                0  $           20,624  $               0   $          20,624
                                            ==================  ==================  =================   =================

Year Ended
           December 31, 1996:
              Equipment                     $           20,624  $            1,311  $               0   $          21,935
              Furniture                                      0                 712                  0                 712
              Vehicle                                        0               7,500                  0               7,500
                                            ------------------  ------------------  -----------------   -----------------

                                            $           20,624  $            9,523  $               0   $          30,147
                                            ==================  ==================  =================   =================

                            CLAIRE TECHNOLOGIES, INC.

                    SCHEDULE VI - ACCUMULATED DEPRECIATION OF
                          PROPERTY, PLANT AND EQUIPMENT

                                                                    Additions
                                                Balance at          Charged to                               Balance
                                                 Beginning           Costs and                               at End
                                                 of Period           Expenses           Retirement          of Period
                                            ------------------  ------------------  -----------------   -----------------
Year Ended
           December 31, 1994:
              Equipment                     $                0  $                0  $               0   $               0
              Furniture                                      0                   0                  0                   0
              Vehicle                                        0                   0                  0                   0
                                            ------------------  ------------------  -----------------   -----------------

                                            $                0  $                0  $               0   $               0
                                            ==================  ==================  =================   =================

Year Ended
           December 31, 1995:
              Equipment                     $                0  $            1,810  $               0   $           1,810
              Furniture                                      0                   0                  0                   0
              Vehicle                                        0                   0                  0                   0
                                            ------------------  ------------------  -----------------   -----------------

                                            $                0  $            1,810  $               0   $           1,810
                                            ==================  ==================  =================   =================

Year Ended
           December 31, 1996:
              Equipment                     $            1,810  $            3,133  $               0   $           4,943
              Furniture                                      0                  76                  0                  76
              Vehicle                                        0                   0                  0                   0
                                            ------------------  ------------------  -----------------   -----------------

                                            $            1,810  $            3,209  $               0   $           5,019
                                            ==================  ==================  =================   =================