Form 10QSB
period 1997-03-31
CLAIRE TECHNOLOGIES INC
filed 1997-05-09
CIK 894546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended March 31, 1997

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from------------ to ----------------

Commission File Number 33-55254-33

                            CLAIRE TECHNOLOGIES, INC.
        (Exact name of Small Business Issuer as specified in its charter)

         Nevada                                     87-0467224
(State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation)

7373 North Scottsdale Road, Suite B-150
          Scottsdale, Arizona                              85253
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code:   (602) 483-8700

Indicate by a check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

           Class                             Outstanding as of April 28, 1997
------------------------------------         --------------------------------
$.001 par value Class A Common Stock                  8,639,500 Shares

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

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

Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that can be expected for the year ending December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997, the Company had $897 cash in the bank. There can be no assurance that the Company will be able to meet its financial obligations. During the quarter ended March 31, 1997, the Company foreclosed on the loans made to Hyperflow, and sold the assets to Hyperflo, Inc. (an Arizona company, unrelated to both Claire and Hyperflow), which had some common management with Hyperflow.

The assets were sold to Hyperflo, Inc. for a $305,500 Promissory Note. The Note bears interest at 7.87% per annum and the accrued interest and principle are due September 6, 2003. The Company will also receive a royalty of 2.5% of the gross revenue received from sales of products developed with Hyperflow technology. The first $1,500,000 of gross revenue is not subject to the royalty. The Promissory Note must also be paid in full if Hyperflo, Inc. sells the technology. The Note has been reserved fully due to the long time before payment is due and is not reflected on the balance sheet as an asset.

RESULTS OF OPERATIONS

The Company has not had operations that have generated income since its inception. Its only receipts have been from the sale of common stock and loans, which have been used to pay expenses.

During the three months ended March 31, 1997, management fees in the amount of $90,000 were accrued. The Company's President received $30,000 and the Company's former Secretary received $30,000, and $30,000 was accrued to another consultant. On March 31, 1997, the Company terminated by mutual agreement all management and consulting contracts. $1,800 was accrued to an entity controlled by the Company's former Secretary for rent. In order to cover administrative costs, a loan was extended by Dynamic Associates, Inc. for $3,070. Dynamic is a related party.

Net loss for the three months ended March 31, 1997 was $130,124 compared with a net loss of $302,062 for the same period in 1996. The decrease is due to fewer general and administrative expenses and no loss from Hyperflow in 1997.

General and Administrative expenses for the three months ended March 31, 1997 were $98,354 compared with $160,429 in 1996.

Interest expense for the three months ended March 31, 1997 was $30,586 compared with $19,586 for the same period in 1996. The increase was due to interest on loans taken to finance investments in 1996.

Depreciation and amortization expense for the three months ended March 31, 1997 was $1,184 compared to $9,047 for the same period in 1996. The reduction is due to the Hyperflow investment not being amortized in 1997 as it was in 1996.

Management is continuing to look for a viable business opportunity.

                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  99.1 Financial Statements as of March 31, 1997
                  27 Financial Data Summary

         (b)      Reports on Form 8-K
                  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CLAIRE TECHNOLOGIES, INC.




DATED:        May 9, 1997                  /s/ Jan Wallace
                                           Jan Wallace, President and Director

                            CLAIRE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)

                                                                         March 31,
                                                                           1997
                                                                  ----------------------
ASSETS
     CURRENT ASSETS
         Cash in bank                                             $                  897
                                                                  ----------------------

                                      TOTAL CURRENT ASSETS                           897

     EQUIPMENT                                                                    23,944
                                                                  ----------------------

                                                                  $               24,841
                                                                  ======================

LIABILITIES & (DEFICIT)
     CURRENT LIABILITIES
         Accounts payable                                         $                6,794
         Accrued expenses - related parties                                      375,600
         Bridge loan - related party                                              14,999
         Loans payable - related parties                                         401,820
         Accrued interest payable - related parties                               33,590
                                                                  ----------------------

                                 TOTAL CURRENT LIABILITIES                       832,803

     STOCKHOLDERS' (DEFICIT) Common Stock $.001 par value:
              Authorized - 100,000,000 shares
              Issued and outstanding
               8,639,500 shares                                                    8,640
         Additional paid-in capital                                            2,280,610
         Deficit accumulated during the
              development stage                                               (3,097,212)
                                                                  ----------------------

                             TOTAL STOCKHOLDERS' (DEFICIT)                      (807,962)
                                                                  ----------------------

                                                                  $               24,841
                                                                  ======================


                            CLAIRE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                  5/3/88
                                                             Three Months Ended                  (Date of
                                                                  March 31,                    inception) to
                                                          1997                1996                3/31/97
                                                   ------------------  -----------------  -----------------------
Net sales                                          $                0  $               0  $                     0
Cost of sales                                                       0                  0                        0
                                                   ------------------  -----------------  -----------------------

                                     GROSS PROFIT                   0                  0                        0

General and administrative expenses                            98,354            160,429                1,386,374
Depreciation and amortization                                   1,184              9,047                   17,286
Interest expense                                               30,586             19,586                  137,785
Bad debts                                                           0                  0                  307,800
                                                   ------------------  -----------------  -----------------------
                                                              130,124            189,062                1,849,245
                                                   ------------------  -----------------  -----------------------

                            NET LOSS BEFORE OTHER            (130,124)          (189,062)              (1,849,245)

OTHER EXPENSE
   Loss on investment                                               0           (113,000)              (1,247,967)
                                                   ------------------  -----------------  -----------------------

                                 NET LOSS BEFORE
                                     INCOME TAXES            (130,124)          (302,062)              (3,097,212)

INCOME TAXES                                                        0                  0                        0
                                                   ------------------  -----------------  -----------------------

                                         NET LOSS  $         (130,124) $        (302,062) $            (3,097,212)
                                                   ==================  =================  =======================

Net income (loss) per weighted
   average share - operations                      $             (.02) $            (.03)
Net income (loss) per weighted
   average share - other expenses                                 .00               (.02)
                                                   ------------------  -----------------

Net income (loss) per weighted
   average share                                   $             (.02) $            (.05)
                                                   ==================  =================

Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share                        8,572,833          6,156,000
                                                   ==================  =================

                            CLAIRE TECHNOLOGIES, INC.
                          (A Development Stage Company)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                         Common Stock             Additional           Stock           During
                                                        Par Value $.001             Paid-in        Subscription      Development
                                                    Shares          Amount          Capital         Receivable          Stage
                                                 -------------  -------------   ---------------  ---------------   ---------------
Balances at 5/3/88
   (Date of inception)                                       0  $           0   $             0  $             0   $             0
     Issuance of common stock (restricted) at
       $.002 per share at 5/5/88                     1,000,000          1,000             1,000
     Net loss for period                                                                                                    (1,950)

Balances at 12/31/88                                 1,000,000          1,000             1,000                0            (1,950)
     Net loss for year                                                                                                         (10)
                                                 -------------  -------------   ---------------  ---------------   ---------------

Balances at 12/31/89                                 1,000,000          1,000             1,000                0            (1,960)
     Net loss for year                                                                                                         (10)
                                                 -------------  -------------   ---------------  ---------------   ---------------

Balances at 12/31/90                                 1,000,000          1,000             1,000                0            (1,970)
     Net loss for year                                                                                                         (10)
                                                 -------------  -------------   ---------------  ---------------   ---------------

Balances at 12/31/91                                 1,000,000          1,000             1,000                0            (1,980)
     Net loss for year                                                                                                         (20)
                                                 -------------  -------------   ---------------  ---------------   ---------------

Balances at 12/31/92                                 1,000,000          1,000             1,000                0            (2,000)
     Net income for year                                                                                                         0
                                                 -------------  -------------   ---------------  ---------------   ---------------

Balances at 12/31/93                                 1,000,000          1,000             1,000                0            (2,000)
     Net income for year                                                                                                         0
                                                 -------------  -------------   ---------------  ---------------   ---------------

Balances at 12/31/94                                 1,000,000          1,000             1,000                0            (2,000)
     Issuance of common stock (restricted) at
       4/3/95  for subsidiary                       10,500,000         10,500            (6,000)
     Cancellation of stock at 5/31/95              (10,400,000)       (10,400)            6,000
     Sale of common stock (Regulation "S") at
        $.05 per share at 5/16/95                    2,000,000          2,000            98,000
     Issuance of common stock (restricted) at
       $.001 per share for services at 6/30/95       1,900,000          1,900
     Sale of common stock (restricted) at $1.00
       per share at 6/30/95                            520,000            520           519,480
     Sale of common stock (restricted) at $1.00
       per share at 7/24/95                            455,000            455           454,545
     Costs associated with stock sales                                                 (100,000)
     Issuance of common stock (restricted) at
       $.001 per share for services at 11/30/95         25,000             25               (25)
     Options exercised                                 156,000            156           155,844          (81,000)
     Net loss for year                                                                                                    (991,943)
                                                 -------------  -------------   ---------------  ---------------   ---------------

Balances at 12/31/95                                 6,156,000          6,156         1,128,844          (81,000)         (993,943)

                            CLAIRE TECHNOLOGIES, INC.
                          (A Development Stage Company)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (continued)

                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                         Common Stock             Additional           Stock           During
                                                        Par Value $.001             Paid-in        Subscription      Development
                                                    Shares          Amount          Capital         Receivable          Stage
                                                  ------------  -------------   ---------------  ---------------   ---------------
Balances at 12/31/95                                 6,156,000  $       6,156   $     1,128,844  $       (81,000)  $      (993,943)
   Collection of stock subscription                                                                       81,000
   Issuance of common stock (restricted) at
     $.50 per share for interest expense
     at 5/14/96                                        130,000            130            64,870
   Issuance of common stock (Regulation S)
     to pay interest expense and reduce debt
     at $.50 per share at 5/14/96                    1,308,500          1,309           652,941
   Sale of common stock (S-8) at $1.00 per
     share at 5/20/96                                   25,000             25            24,975
   Sale of common stock (Regulation S) at $.50
     per share at 5/31/96                              800,000            800           399,200
   Sale of common stock (S-8) at $.75 per share
     at 6/24/96                                         25,000             25            18,725
   Sale of common stock (S-8) at $.75 per share
     at 6/25/96                                         45,000             45            33,705
   Sale of common stock (S-8) at $.75 per share
     at 6/27/96                                         30,000             30            22,470
   Deferred offering costs                                                             (100,000)
   Sale of common stock (S-8) at $.75 per share
     at 7/8/96                                          20,000             20            14,980
   Net loss for year                                                                                                    (1,973,145)
                                                  ------------  -------------   ---------------  ---------------   ---------------

Balances at 12/31/96                                 8,539,500          8,540         2,260,710                0        (2,967,088)
   Issuance of common stock (restricted) at
     $.20 per share for interest expense at
     2/28/97                                           100,000            100            19,900
   Net loss for quarter                                                                                                   (130,124)
                                                  ------------  -------------   ---------------  ---------------   ---------------

Balances at 3/31/97                                  8,639,500  $       8,640   $     2,280,610  $             0   $    (3,097,212)
                                                 =============  =============   ===============  ===============   ===============

                            CLAIRE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                        5/3/88
                                                                                                       (Date of
                                                                  Three Months Ended March 31,       Inception) to
                                                                     1997              1996             3/31/97
                                                               ---------------    ---------------  ----------------
OPERATING ACTIVITIES
  Net (loss)                                                   $      (130,124)   $      (302,062) $     (3,097,212)
  Adjustments to reconcile net (loss) to cash used
     by operating activities:
       Depreciation and amortization                                     1,184              9,047            17,286
       Stock issued for expenses                                        20,000                  0           106,044
       Loss on investment                                                    0            113,000           757,967
     Changes in assets and liabilities:
       Prepaid expenses                                                  5,000                  0                 0
       Accounts payable                                                 (1,327)           (64,184)            6,794
       Accrued expenses                                                 91,800                  0           375,600
       Accrued interest payable                                         10,586             19,450            33,590
                                                               ---------------    ---------------  ----------------

                                               NET CASH USED
                                     BY OPERATING ACTIVITIES            (2,881)          (224,749)       (1,799,931)

INVESTING ACTIVITIES
  Purchase of equipment                                                      0             (2,023)          (30,147)
  Purchase of investment                                                     0            (71,213)         (438,000)
  Goodwill                                                                   0            (53,787)         (331,000)
  Organization costs                                                         0                  0               (50)
                                                               ---------------    ---------------  ----------------

                                    NET CASH PROVIDED (USED)
                                     BY INVESTING ACTIVITIES                 0           (127,023)         (799,197)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                         0             81,000         1,548,000
  Loan proceeds                                                          3,070            350,236         1,375,263
  Loan repayments                                                            0           (155,000)         (323,238)
                                                               ---------------    ---------------  ----------------

                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES             3,070            276,236         2,600,025
                                                               ---------------    ---------------  ----------------

                                 INCREASE (DECREASE) IN CASH
                                        AND CASH EQUIVALENTS               189            (75,536)              897

Cash and cash equivalents at beginning of year                             708             81,326                 0
                                                               ---------------    ---------------  ----------------

                                   CASH AND CASH EQUIVALENTS
                                            AT END OF PERIOD   $           897    $         5,790  $            897
                                                               ===============    ===============  ================

SUPPLEMENTAL INFORMATION
  Cash paid for interest                                       $             0    $           136  $            419
                                                               ===============    ===============  ================

During 1997, the Company issued 100,000 shares of restricted common stock to pay $20,000 of interest expense.