Form 10QSB
period 1997-06-30
CLAIRE TECHNOLOGIES INC
filed 1997-08-14
CIK 894546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1997

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to ----------------------

Commission File Number 33-55254-33

                            CLAIRE TECHNOLOGIES, INC.
        (Exact name of Small Business issuer as specified in its charter)

         Nevada                                           87-0467224
(State or other jurisdiction of               (IRS Employer Identification No.)
       incorporation)

          7373 North Scottsdale Road, Suite B-169
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding as of June 30, 1997
------------------------------------         ---------------------------------
$.001 par value Class A Common Stock                2,284,875 Shares

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

The Annual Shareholders Meeting was held on June 30, 1997 at our office location. The results of voting on presented items on the agenda were as follows: Election of Directors, 99.9% in favor, approval of conversion of the Company debt to shares and the issuance of shares; 99.7% in favor, approval of 4:1 reverse split of the Company stock; 99.4% in favor, approval of Smith & Company as the accountants for the Company; 99.9% in favor and 99.99% in favor of transacting any business that may come before the meeting or any adjournments. There was no further business discussed at the meeting.

     Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that can be expected for the year ending December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1997, the Company had $26,704 cash in the bank. There can be no assurance that the Company will be able to meet its financial obligations. During the quarter ending June 30, 1997 and to date, the Company was investigating several viable new investment possibilities. The Company has negotiated the settlement of $827,434 in debt by issuing 1,034,293 shares of its common stock at $.80 per share. The shares were issued and the debt settled in July 1997.

RESULTS OF OPERATIONS

     The Company has not had operations that have generated income since its inception. Its only receipts have been from the sale of its common stock, which have been used to pay expenses. Further, there has been a limited trading market for the Company's common stock since its inception to the date of this report.

As of March 31, 1997 all management and consulting contracts were canceled. Neither the Company's President or Company's Secretary received any fees for the quarter ending June 30, 1997.

Net loss for the three months ended June 30, 1997 was $6,907 compared with net loss of $460,871 for the same period in 1996. The main reason for the decrease is the large decrease in management and consulting contracts. Also, the Company had no losses on investments as it did in 1996. The Company is still in the process of looking for a viable investment and the main expense for this quarter was bad debts.

General and administrative expenses for the three months ended June 30, 1997 were $(11,777) compared with $207,457 for the same period in 1996. The decrease is mainly due to the cancellation of all management fees and a reduction in administrative fees and a re-negotiation and reduction of such expenses.

Depreciation and amortization expense for the three months ended June 30, 1997 was $1,184 compared with $11,448 for the same period in 1996.

Interest expense for the three months ended June 30, 1997 was $0 compared with $73,966 for the same period in 1996. The decrease is mainly due to the reduction in principle on a bridge loan and other short-term debt.

Net loss for the six months ended June 30, 1997 was $137,031 compared with net loss of $762,933 for the same period in 1996.

General and administrative expenses for the six months ended June 30, 1997 were $86,577 compared with $367,886 for the same period in 1996.

Depreciation and amortization expense for the six months ended June 30, 1997 was $2,368 compared with $20,495 for the same period in 1996.

Interest expense for the six months ended June 30, 1997 was $30,586 compared with $93,552 for the same period in 1996.

                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

     (a) Exhibits
              99.1 Financial Statements as of June 30, 1997.
              Financial Data Schedule

     (b)      Reports on Form 8-K
              None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CLAIRE TECHNOLOGIES, INC.




DATED: August 14, 1997                 /s/ Jan Wallace
                                       Jan Wallace, President and Director

                            CLAIRE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)

                                                                         June 30,
                                                                           1997
                                                                  ----------------------
ASSETS
     CURRENT ASSETS
         Cash in bank                                             $               26,704
         Loan receivable                                                          50,000
         Loan receivable - related party                                          20,000
                                                                  ----------------------

                                            TOTAL CURRENT ASSETS                  96,704

     EQUIPMENT                                                                    22,760
                                                                  ----------------------

                                                                  $              119,464
                                                                  ======================

LIABILITIES & DEFICIT
     CURRENT LIABILITIES
         Accounts payable                                         $               23,894
         Accrued expenses - related parties                                      363,100
         Bridge loan - related party                                              14,999
         Loans payable - related parties                                         398,750
         Accrued interest payable - related parties                               33,590
                                                                  ----------------------

                                       TOTAL CURRENT LIABILITIES                 834,333

     STOCKHOLDERS' DEFICIT
         Common Stock $.001 par value:
              Authorized - 50,000,000 shares
              Issued and outstanding
               2,284,875 shares *                                                  2,285
         Additional paid-in capital                                            2,386,965
         Deficit accumulated during the
              development stage                                               (3,104,119)
                                                                  ----------------------

                                     TOTAL STOCKHOLDERS' DEFICIT                (714,869)
                                                                  ----------------------

                                                                  $              119,464
                                                                  ======================

       * Reflects 4-for-1 reverse split which was approved June 30, 1997.

                            CLAIRE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                      5/3/88
                                         Three months ended              Six months ended            (Date of
                                              June 30,                       June 30,               inception)
                                        1997            1996           1997           1996          to 6/30/97
                                    -------------  -------------  --------------  -------------  ---------------
Net Sales                           $           0  $           0  $            0  $           0  $             0
Cost of sales                                   0              0               0              0                0
                                    -------------  -------------  --------------  -------------  ---------------

                     GROSS PROFIT               0              0               0              0                0

General and Administrative
   expenses                               (11,777)       207,457          86,577        367,886        1,374,597
Depreciation and amortization               1,184         11,448           2,368         20,495           18,470
Interest expense                                0         73,966          30,586         93,552          137,785
Bad debts                                  17,500              0          17,500              0          325,300
                                    -------------  -------------  --------------  -------------  ---------------
                                            6,907        292,871         137,031        481,933        1,856,152
                                    -------------  -------------  --------------  -------------  ---------------

            NET LOSS BEFORE OTHER          (6,907)      (292,871)       (137,031)      (481,933)      (1,856,152)

OTHER EXPENSE
   Loss on investment                           0       (168,000)              0       (281,000)      (1,247,967)
                                    -------------  -------------  --------------  -------------  ---------------

                  NET LOSS BEFORE
                     INCOME TAXES          (6,907)      (460,871)       (137,031)      (762,933)      (3,104,119)

INCOME TAXES                                    0              0               0              0                0
                                    -------------  -------------  --------------  -------------  ---------------

                         NET LOSS   $      (6,907) $    (460,871) $     (137,031) $    (762,933) $    (3,104,119)
                                    =============  =============  ==============  =============  ===============

Net income (loss) per weighted
   average share - operations       $        (.00) $        (.16) $         (.06) $        (.29)
Net income (loss) per weighted
   average share - other expense              .00           (.10)            .00           (.17)
                                    -------------  -------------  --------------  -------------

Net income (loss) per weighted
   average share                    $        (.00) $        (.26) $         (.06) $        (.46)
                                    =============  =============  ==============  =============

Weighted average number of
   common shares used to
   compute net income (loss)
   per weighted average share           2,165,370      1,789,573       2,154,488      1,666,884
                                    =============  =============  ==============  =============

                            CLAIRE TECHNOLOGIES, INC.
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)

                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                         Common Stock             Additional           Stock           During
                                                        Par Value $.001             Paid-in        Subscription      Development
                                                    Shares          Amount          Capital         Receivable          Stage
                                                 -------------  -------------   ---------------  ---------------   ---------------
Balances at 5/3/88
   (Date of inception)                                       0  $           0   $             0  $             0   $             0
     Issuance of common stock (restricted) at
       $.008 per share at 5/5/88                       250,000            250             1,750
     Net loss for period                                                                                                    (1,950)

Balances at 12/31/88                                   250,000            250             1,750                0            (1,950)
     Net loss for year                                                                                                         (10)
                                                 -------------  -------------   ---------------  ---------------   ---------------

Balances at 12/31/89                                   250,000            250             1,750                0            (1,960)
     Net loss for year                                                                                                         (10)
                                                 -------------  -------------   ---------------  ---------------   ---------------

Balances at 12/31/90                                   250,000            250             1,750                0            (1,970)
     Net loss for year                                                                                                         (10)
                                                 -------------  -------------   ---------------  ---------------   ---------------

Balances at 12/31/91                                   250,000            250             1,750                0            (1,980)
     Net loss for year                                                                                                         (20)
                                                 -------------  -------------   ---------------  ---------------   ---------------

Balances at 12/31/92                                   250,000            250             1,750                0            (2,000)
     Net income for year                                                                                                         0
                                                 -------------  -------------   ---------------  ---------------   ---------------

Balances at 12/31/93                                   250,000            250             1,750                0            (2,000)
     Net income for year                                                                                                         0
                                                 -------------  -------------   ---------------  ---------------   ---------------

Balances at 12/31/94                                   250,000            250             1,750                0            (2,000)
     Issuance of common stock (restricted) at
       4/3/95  for subsidiary                        2,625,000          2,625             1,875
     Cancellation of stock at 5/31/95               (2,600,000)        (2,600)           (1,800)
     Sale of common stock (Regulation "S") at
        $.20 per share at 5/16/95                      500,000            500            99,500
     Issuance of common stock (restricted) at
       $.004 per share for services at 6/30/95         475,000            475             1,425
     Sale of common stock (restricted) at $4.00
       per share at 6/30/95                            130,000            130           519,870
     Sale of common stock (restricted) at $4.00
       per share at 7/24/95                            113,750            114           454,886
     Costs associated with stock sales                                                 (100,000)
     Issuance of common stock (restricted) at
       $.001 per share for services at 11/30/95          6,250              6                (6)
     Options exercised                                  39,000             39           155,961          (81,000)
     Net loss for year                                                                                                    (991,943)
                                                 -------------  -------------   ---------------  ---------------   ---------------

Balances at 12/31/95                                 1,539,000          1,539         1,133,461          (81,000)         (993,943)


                            CLAIRE TECHNOLOGIES, INC.
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (continued)


                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                         Common Stock             Additional           Stock           During
                                                        Par Value $.001             Paid-in        Subscription      Development
                                                    Shares          Amount          Capital         Receivable          Stage
                                                 -------------  -------------   ---------------  ---------------   ---------------
Balances at 12/31/95                                 1,539,000  $       1,539   $     1,133,461  $       (81,000)  $      (993,943)
   Collection of stock subscription                                                                       81,000
   Issuance of common stock (restricted) at
     $2.00 per share for interest expense
     at 5/14/96                                         32,500             33            64,967
   Issuance of common stock (Regulation S)
     to pay interest expense and reduce debt
     at $2.00 per share at 5/14/96                     327,125            327           653,923
   Sale of common stock (S-8) at $4.00 per
     share at 5/20/96                                    6,250              6            24,994
   Sale of common stock (Regulation S) at $2.00
     per share at 5/31/96                              200,000            200           399,800
   Sale of common stock (S-8) at $3.00 per share
     at 6/24/96                                          6,250              6            18,744
   Sale of common stock (S-8) at $3.00 per share
     at 6/25/96                                         11,250             11            33,739
   Sale of common stock (S-8) at $3.00 per share
     at 6/27/96                                          7,500              8            22,492
   Deferred offering costs                                                             (100,000)
   Sale of common stock (S-8) at $3.00 per share
     at 7/8/96                                           5,000              5            14,995
   Net loss for year                                                                                                    (1,973,145)

Balances at 12/31/96                                 2,134,875          2,135         2,267,115                0        (2,967,088)
   Issuance of common stock (restricted) at
     $.80 per share for interest expense at
     2/28/97                                            25,000             25            19,975
   Sale of common stock (restricted) at $.80
     per share at 6/25/97                               93,750             94            74,906
   Sale of common stock (restricted) at $.80
     per share at 6/30/97                               31,250             31            24,969
   Net loss for period                                                                                                    (137,031)
                                                 -------------  -------------   ---------------  ---------------   ---------------

Balances at 6/30/97                                  2,284,875  $       2,285   $     2,386,965  $             0   $    (3,104,119)
                                                 =============  =============   ===============  ===============   ===============

*Common stock shares, amounts and per share figures reflect a 4-for-1 reverse split of the Company's stock which was approved June 30, 1997.

                            CLAIRE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                               5/3/88
                                                                                 Six months ended             (Date of
                                                                                     June 30,                inception)
                                                                                1997           1996          to 6/30/97
                                                                           -------------  --------------  ---------------

OPERATING ACTIVITIES
   Net (loss)                                                              $    (137,031) $     (762,933) $    (3,104,119)
   Adjustments to reconcile net (loss) to cash used by
     operating activities:
       Depreciation & amortization                                                 2,368          20,495           18,470
       Stock issued for expenses                                                  20,000          65,000          106,044
       Loss on investment                                                              0         281,000          757,967
   Changes in assets and liabilities:
     Prepaid expenses                                                              5,000               0                0
     Accounts payable                                                             15,773               0           23,894
     Accrued expenses                                                             79,300          25,393          363,100
     Accrued interest payable                                                     10,586           9,262           33,590
                                                                           -------------  --------------  ---------------
                                    NET CASH USED BY OPERATING ACTIVITIES         (4,004)       (361,783)      (1,801,054)

INVESTING ACTIVITIES
   Purchase of equipment                                                               0          (2,023)         (30,147)
   Purchase of investment                                                              0        (370,185)        (438,000)
   Loans                                                                         (70,000)              0          (70,000)
   Goodwill                                                                            0        (119,815)        (331,000)
   Organization costs                                                                  0               0              (50)
                                                                           -------------  --------------  ---------------
                                    NET CASH USED BY INVESTING ACTIVITIES        (70,000)       (492,023)        (869,197)

FINANCING ACTIVITIES
   Proceeds from sale of common stock                                            100,000         769,045        1,648,000
   Loan proceeds                                                                       0         350,236        1,372,193
   Loan repayments                                                                     0        (255,000)        (323,238)
                                                                           -------------  --------------  ---------------
                                NET CASH PROVIDED BY FINANCING ACTIVITIES        100,000         864,281        2,696,955
                                                                           -------------  --------------  ---------------

                                    INCREASE IN CASH AND CASH EQUIVALENTS         25,996          10,475           26,704

Cash and cash equivalents at beginning
   of period                                                                         708          81,326                0
                                                                           -------------  --------------  ---------------

                               CASH AND CASH EQUIVALENTS AT END OF PERIOD  $      26,704  $       91,801  $        26,704
                                                                           =============  ==============  ===============

SUPPLEMENTAL INFORMATION
Cash paid for:
     Interest                                                              $          54  $          136  $           473
                                                                           =============  ==============  ===============