Form 10QSB
period 1997-09-30
CLAIRE TECHNOLOGIES INC
filed 1997-11-12
CIK 894546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended September 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                         Outstanding as of September 30, 1997
--------------------------------------    --------------------------------------
 $.001 par value Class A Common Stock            3,319,168 Shares

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

The debt conversion and the 4:1 reverse split which was approved at the Annual Shareholders Meeting held on June 30, 1997 was implemented. Conversion of shares became effective on October 1, 1997.

     Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that can be expected for the year ending December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1997, the Company had $993.13 cash in the bank. There can be no assurance that the Company will be able to meet its financial obligations. During the quarter ending September 30, 1997 and to date, the Company was investigating several viable new investment possibilities.

RESULTS OF OPERATIONS

     The Company has not had operations that have generated income since its inception. Its only receipts have been from the sale of its common stock, which have been used to pay expenses. Further, there has been a limited trading market for the Company's common stock since its inception to the date of this report.

As of March 31, 1997 all management and consulting contracts were canceled. Neither the Company's President or Company's Secretary received any fees for the quarter ending September 30, 1997.

Net loss for the three months ended September 30, 1997 was $20,295 compared with net loss of $329,985 for the same period in 1996. This decrease is due to the cancellation of all management and consulting contracts. Also, the Company had no losses on investments as it did in 1996. The Company's main expense for this quarter was administrative.

General and administrative expenses for the three months ended September 30, 1997 were $22,182 compared with $129,626 for the same period in 1996. The decrease is mainly due to the cancellation of all management fees and a reduction in administrative fees and a re-negotiation and reduction of such expenses.

Depreciation and amortization expense for the three months ended September 30, 1997 was $1,183 compared with $23,278 for the same period in 1996.

Interest expense for the three months ended September 30, 1997 was $(3,070) compared with $3,356 for the same period in 1996. The decrease is because of the debt conversion that was approved at the annual general meeting and a reduction of interest calculated in prior quarters.

Net loss for the nine months ended September 30, 1997 was $157,326 compared with net loss of $1,092,918 for the same period in 1996.

General and administrative expenses for the nine months ended September 30, 1997 were $108,759 compared with $497,512 for the same period in 1996.

Depreciation and amortization expense for the nine months ended September 30, 1997 was $3,551 compared with $43,773 for the same period in 1996.

Interest expense for the nine months ended September 30, 1997 was $27,516 compared with $96,908 for the same period in 1996.

For the nine months ended September 30, 1997 we incurred bad debt expense of $17,500, which was a settlement reached with a contractor for which Claire had guaranteed payment to.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits
              99.1 Financial Statements as of September 30, 1997.
              Financial Data Schedule

     (b)      Reports on Form 8-K
              None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CLAIRE TECHNOLOGIES, INC.




DATED:        November 11, 1997           /s/ Jan Wallace
                                          Jan Wallace, President and Director

                            CLAIRE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)

                                                                       September 30,
                                                                           1997
                                                                  ----------------------
ASSETS
     CURRENT ASSETS
         Cash in bank                                             $                  993
         Loan receivable                                                          70,000
                                                                  ----------------------

                                      TOTAL CURRENT ASSETS                        70,993

     EQUIPMENT                                                                    21,576
                                                                  ----------------------

                                                                  $               92,569
                                                                  ======================

LIABILITIES & EQUITY
     CURRENT LIABILITIES
         Accounts payable                                         $               13,694
         Accrued expenses - related parties                                        6,600
                                                                  ----------------------

                                 TOTAL CURRENT LIABILITIES                        20,294

     STOCKHOLDERS' EQUITY Common Stock $.001 par value:
              Authorized - 50,000,000 shares
              Issued and outstanding
              3,319,168 shares *                                                   3,319
         Additional paid-in capital                                            3,193,370
         Deficit accumulated during the
              development stage                                               (3,124,414)
                                                                  ----------------------

                                TOTAL STOCKHOLDERS' EQUITY                        72,275
                                                                  ----------------------

                                                                  $               92,569
                                                                  ======================

       * Reflects 4-for-1 reverse split which was approved June 30, 1997.

                            CLAIRE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                      5/3/88
                                         Three months ended              Nine months ended           (Date of
                                            September 30,                  September 30,            inception)
                                        1997            1996           1997           1996          to 9/30/97
                                    -------------  -------------  --------------  -------------  ---------------
Net Sales                           $           0  $           0  $            0  $           0  $             0
Cost of sales                                   0              0               0              0                0
                                    -------------  -------------  --------------  -------------  ---------------

                     GROSS PROFIT               0              0               0              0                0

General and Administrative
   expenses                                22,182        129,626         108,759        497,512        1,396,779
Depreciation and amortization               1,183         23,278           3,551         43,773           19,653
Interest expense                           (3,070)         3,356          27,516         96,908          134,715
Bad debts                                       0              0          17,500              0          325,300
                                    -------------  -------------  --------------  -------------  ---------------
                                           20,295        156,260         157,326        638,193        1,876,447
                                    -------------  -------------  --------------  -------------  ---------------

            NET LOSS BEFORE OTHER         (20,295)      (156,260)       (157,326)      (638,193)      (1,876,447)

OTHER EXPENSE
   Loss on investment                           0       (173,725)              0       (454,725)      (1,247,967)
                                    -------------  -------------  --------------  -------------  ---------------

                  NET LOSS BEFORE
                     INCOME TAXES         (20,295)      (329,985)       (157,326)    (1,092,918)      (3,124,414)

INCOME TAXES                                    0              0               0              0                0
                                    -------------  -------------  --------------  -------------  ---------------

                         NET LOSS   $     (20,295) $    (329,985) $     (157,326) $  (1,092,918) $    (3,124,414)
                                    =============  =============  ==============  =============  ===============

Net income (loss) per weighted
   average share - operations       $        (.01) $        (.07) $         (.06) $        (.35)
Net income (loss) per weighted
   average share - other expense              .00           (.08)            .00           (.25)
                                    -------------  -------------  --------------  -------------

Net income (loss) per weighted
   average share                    $        (.01) $        (.15) $         (.06) $        (.60)
                                    =============  =============  ==============  =============

Weighted average number of
   common shares used to
   compute net income (loss)
   per weighted average share           3,041,070      2,134,440       2,429,419      1,820,887
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

                            CLAIRE TECHNOLOGIES, INC.
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (continued)


                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                         Common Stock             Additional           Stock           During
                                                        Par Value $.001             Paid-in        Subscription      Development
                                                    Shares          Amount          Capital         Receivable          Stage
                                                 -------------  -------------   ---------------  ---------------   ---------------
Balances at 12/31/95                                 1,539,000  $       1,539   $     1,133,461  $       (81,000)  $      (993,943)
   Collection of stock subscription                                                                       81,000
   Issuance of common stock (restricted) at
     $2.00 per share for interest expense
     at 5/14/96                                         32,500             33            64,967
   Issuance of common stock (Regulation S)
     to pay interest expense and reduce debt
     at $2.00 per share at 5/14/96                     327,125            327           653,923
   Sale of common stock (S-8) at $4.00 per
     share at 5/20/96                                    6,250              6            24,994
   Sale of common stock (Regulation S) at $2.00
     per share at 5/31/96                              200,000            200           399,800
   Sale of common stock (S-8) at $3.00 per share
     at 6/24/96                                          6,250              6            18,744
   Sale of common stock (S-8) at $3.00 per share
     at 6/25/96                                         11,250             11            33,739
   Sale of common stock (S-8) at $3.00 per share
     at 6/27/96                                          7,500              8            22,492
   Deferred offering costs                                                             (100,000)
   Sale of common stock (S-8) at $3.00 per share
     at 7/8/96                                           5,000              5            14,995
   Net loss for year                                                                                                    (1,973,145)
                                                 -------------  -------------   ---------------  ---------------   ---------------

Balances at 12/31/96                                 2,134,875          2,135         2,267,115                0        (2,967,088)
   Issuance of common stock (restricted) at
     $.80 per share for interest expense at
     2/28/97                                            25,000             25            19,975
   Sale of common stock (restricted) at $.80
     per share at 6/25/97                               93,750             94            74,906
   Sale of common stock (restricted) at $.80
     per share at 6/30/97                               31,250             31            24,969
   Issuance of common stock (S-8) at
     $.78 per share to cancel liabilities at
     7/28/97                                         1,034,293          1,034           806,405
   Net loss for period                                                                                                    (157,326)
                                                 -------------  -------------   ---------------  ---------------   ---------------

Balances at 9/30/97                                  3,319,168  $       3,319   $     3,193,370  $             0   $    (3,124,414)
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

                            CLAIRE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                                               5/3/88
                                                                                 Nine months ended            (Date of
                                                                                   September 30,             inception)
                                                                                1997           1996          to 9/30/97
                                                                           -------------  --------------  ---------------

OPERATING ACTIVITIES
   Net (loss)                                                              $    (157,326) $   (1,092,918) $    (3,124,414)
   Adjustments to reconcile net (loss) to
     cash used by operating activities:
       Depreciation & amortization                                                 3,552          43,773           19,654
       Stock issued for expenses                                                  20,000          65,000          106,044
       Loss on investment                                                              0         454,725          757,967
   Changes in assets and liabilities:
     Prepaid expenses                                                              5,000               0                0
     Accounts payable                                                              5,573          45,924           13,694
     Accrued expenses                                                             93,486               0          400,290
     Accrued interest payable                                                          0          12,609                0
                                                                           -------------  --------------  ---------------
                                                         NET CASH USED BY
                                                     OPERATING ACTIVITIES        (29,715)       (470,887)      (1,826,765)

INVESTING ACTIVITIES
   Purchase of equipment                                                               0          (2,023)         (30,147)
   Purchase of investment                                                              0        (370,185)        (438,000)
   Loans                                                                         (70,000)              0          (70,000)
   Goodwill                                                                            0        (199,815)        (331,000)
   Organization costs                                                                  0               0              (50)
                                                                           -------------  --------------  ---------------
                                                         NET CASH USED BY
                                                     INVESTING ACTIVITIES        (70,000)       (610,023)        (869,197)

FINANCING ACTIVITIES
   Proceeds from sale of common stock                                            100,000         784,045        1,648,000
   Loan proceeds                                                                       0         474,986        1,372,193
   Loan repayments                                                                     0        (255,001)        (323,238)
                                                                           -------------  --------------  ---------------
                                                     NET CASH PROVIDED BY
                                                     FINANCING ACTIVITIES        100,000       1,004,030        2,696,955
                                                                           -------------  --------------  ---------------

                                              INCREASE (DECREASE) IN CASH
                                                     AND CASH EQUIVALENTS            285         (76,880)             993

Cash and cash equivalents at beginning
   of period                                                                         708          81,326                0
                                                                           -------------  --------------  ---------------

                                                CASH AND CASH EQUIVALENTS
                                                         AT END OF PERIOD  $         993  $        4,446  $           993
                                                                           =============  ==============  ===============

SUPPLEMENTAL INFORMATION
Cash paid for:
     Interest                                                              $          65  $          256  $           484
                                                                           =============  ==============  ===============

During the quarter ended September 30, 1997, the Company issued 1,034,293 shares of restricted common stock to pay $807,439 of debt and liabilities.