Form 10KSB
period 1997-12-31
CLAIRE TECHNOLOGIES INC
filed 1998-04-28
CIK 894546

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1997

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________ to ____________

         Commission File No.  33-55254-33

                            CLAIRE TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

          NEVADA                                         87-0467224
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)

7373 NORTH SCOTTSDALE ROAD, SUITE B169
SCOTTSDALE, ARIZONA                                   85253
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:   (602) 483-8700

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act:  NONE

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ X ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Revenues for 1997 were $3,762,988.

As of April 23, 1998, the estimated market value of the voting stock held by non-affiliates of the registrant, based upon an estimate of the market price at $0.10, was $312,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Class                                Outstanding as of December 31,1997
$.001 PAR VALUE CLASS A COMMON STOCK                  15,819,173

                                     PART I

ITEM 1.  Business.

         Claire Technologies, Inc., a Nevada corporation (the "Company" "Claire") was incorporated in 1988 for the purpose of developing venture businesses. Claire was formed by Capital General Corporation (CGC) and has acquired new management to acquire corporations and develop certain businesses.

         The Company acquired approximately 70.5% of the outstanding common stock of Hyperflow Technologies, Inc. ("Hyperflow") in 1995. Hyperflow was incorporated in Nevada in May of 1995 and is a development stage company engaged in the design, engineering, manufacturing, and sales of etching, stripping, aqueous, and semi-aqueous precision cleaning systems for computer, electronic, and semi-conductor industries. On November 6, 1996, the Company entered into a Promissory Note with Hyperflow for the amount of $65,000. On December 27, 1996, the Company entered into a second Promissory Note with Hyperflow for the amount of $240,500. Hyperflow is the debtor in both of these notes, which have been renegotiated. Hyperflow was sold to the principals of Hyperflow to provide for the divesting of all interest in Hyperflow by Claire. Claire is the holder of a promissory note from Hyperflow providing for the payment of $305,500 by January 15, 1997.

         On March 11, 1996 the Company issued a private placement memorandum under Regulation S for the amount of $1,000,000 consisting of 2,000,000 shares at $0.50 per share. This offering was completed on May 20, 1996 and all shares were sold. Proceeds from this offering were used in the acquisition of Hyperflow and for working capital.

         On November 21, 1997, Claire Technologies, Inc. ("Claire") entered into two separate merger agreements whereby Orion Preventive Medicine, Inc. ("Orion") and Allied Health Partners, Inc. ("Allied") were merged into Olympic Rehabilitation Services, Inc. ("Olympic"). Olympic, a wholly owned subsidiary of Claire, was the surviving corporation. The sole consideration for the subject mergers was the issuance of a total of 12,500,000 shares of common stock of Claire for the surrender of all of the issued and outstanding stock of those corporations. The statutory merger agreements were structured so as to qualify as a tax free reorganization under the Internal Revenue Code for the shareholders of Orion and Allied.

         Prior to the mergers, both Orion and Allied were engaged in the provision of contract physical, occupational and activity therapy services to various hospitals and other medical providers and, in addition, Allied provided management services to several free standing rehabilitation facilities. All of those therapy and management services will continue to be offered by Olympic, as the surviving corporation, and Olympic intends to actively pursue additional rehabilitation service contracts in the states of Mississippi, Arkansas, Louisiana and Tennessee. Richard Kellar, the former president of Allied, will serve as the President and Chief Operating Officer of Olympic. He will be assisted by Linda Holliman, also formerly associated with Allied, who will serve as an operations and marketing consultant.

         The Company's executive offices are presently located at 7373 North Scottsdale Road, Suite B169, Scottsdale, Arizona 85253, its telephone number at this location is (602) 483-8700 and telefax number is (602) 443-1235.

ITEM 2.  Properties

         Claire is headquartered in leased office premises at 7373 North Scottsdale Road, Suite B169, Scottsdale, Arizona 85253. The lease arrangement is for three years beginning March 15, 1996. Current payments are $1,200 per month. Olympic leases office space at 62100 Pooles Bluff Road, Bogalusa, LA 70427. The current lease term ends on December 31, 1999. The monthly payments are $700 per month. In addition, Olympic also leases space for its three other clinics. The clinic situated in Cleveland, MS, has a one year lease ending October 31, 1998 with monthly payments of $1,800; in New Iberia, LA the lease is for four years ending December 31, 2001 with monthly payments of $5,023.28 and finally in Grenada, MS, the lease ends December 31, 1999 with monthly payments of $800. The Company owns no other property.

ITEM 3.  Legal Proceedings.

         On January 7, 1994, the Bureau of Securities of the State of New Jersey filed a complaint in the matter of CGC, Yeaman and 74 other named defendants, Nevada and Utah corporations, including the Company. The issues raised in the complaint were settled by agreement between the said Bureau of Securities and Yeaman and CGC in a consent order dated July 11, 1994 and approved by an administrative law judge of the State of New Jersey Office of Administrative Law September 2, 1994. Under the terms of the consent order, all claims in the complaint against all named respondents were settled by the payment of a $3,000 civil penalty, and the order was modified so as not to apply to 27 of the respondent companies, not including the Company.

         Other than this matter, the Company and any of its subsidiaries and any of their property, are not involved in any material pending legal proceeding. At this time, the Company does not have any material bankruptcy, receivership, or similar proceeding pending.

Item 4.  Submission of Matters to a Vote of Security Holders.

         At the Annual Shareholders Meeting, held June 30, 1997, the following items were voted and approved: (1)the Directors are to serve for a one year period, (2) the appointment of Smith & Company as the independent auditor of the Company, (3) payment of debt by issuing stock, and (4) effecting a four-to-one reverse split of the Company's common stock.

         No other matter was submitted to the Company's security holders for a vote during the fiscal year ending December 31, 1997.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholders Matters.

         The Company trades on the NASDAQ-OTC system, (trading symbol CLEA).

         The following table lists the high and low sales prices for the common stock of the company during the two most recent fiscal years:

NASDAQ-OTC

                                 High Sales Price      Low Sales Price
1997     First Quarter                .50                   .3125
         Second Quarter               .50                   .20
         Third Quarter                .22                   .07
         Fourth Quarter               .375                  .1875

1996     First Quarter               1.75                  1.687
         Second Quarter              1.25                  1.156
         Third Quarter               1.00                  0.968
         Fourth Quarter              0.75                  0.625

         As of December 31, 1997 there were 400 record holders of the Company's common stock.

         The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The Company has not had operations that have generated income since its inception until it acquired Olympic. Its only receipts have been from the sale of its common stock, which have been used to pay expenses and acquire a 70.5% interest in Hyperflow. Further, there has been a limited trading market for the Company's common stock since its inception to the date of this report.

         During the year ended December 31, 1997, management fees in the amount of $110,000 were paid or accrued. The Company's President received $40,000. The Company's Secretary received $10,000, all of which is accrued. Of the total of $110,000, $90,000 was paid by stock and $20,000 was accrued. For the President, $30,000 was paid by stock and $10,000 was accrued.

     The following discussion includes the operations of Olympic and its predecessors for all of 1997 and 1996.

         Net income for the year ended December 31, 1997 was $743,052, compared with a net loss of $1,623,066 for the year ending December 31, 1996. The main reason for this increase is due to the acquisition of Olympic and its operations. In 1997, Claire had a net loss of $249,574 and Olympic had net income of $992,626, for consolidated net income of $743,052. For 1996, Claire had a net loss of $1,973,145 and Olympic had net income of $350,079, for a consolidated net loss of $1,623,066. All revenues for 1997 and 1996 relate to Olympic.

     General and administrative expenses for the year ended December 31, 1997 were $2,495,244, compared with $1,393,598 for the same period in 1996.

     Depreciation and amortization expense for the year ended December 31, 1997 was $92,265, compared with $80,796 for the same period in 1996.

         Interest expense for the year ended December 31, 1997 was $54,447, compared with $114,026 for the same period in 1996. The decrease relates to paying debt by issuing common stock.

         Bad debts were $377,980 for the year ended December 31, 1997, compared with $516,600 for the same period in 1996.

         Loss from investment, which represents the Hyperflow items, was $982,967 for the year ended December 31, 1996.

         The Company plans for 1998 are to try to expand the operations of Olympic.

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

         During the year, the Company sold 125,000 shares of its restricted common stock at $.80 per share and received $100,000 and issued 25,000 shares of its restricted common stock at $.80 per share to pay $20,000 of interest expense. It also issued 1,034,298 shares of S-8 stock at $.78 per share to cancel debt of $807,439.

ITEM 7.  Financial Statements and Supplementary Data.

         Complete audited Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows are attached as exhibits to this document and are filed herewith. See Item 13.

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

Name                                Age              Position
Jan Wallace                         42               President, Director
Grace Sim                           37               Secretary-Treasurer

Jan Wallace (age 42) is a Director, President and Chief Operating Officer of the Company. Ms. Wallace has been employed by the Company since April 1995, when she was elected to the Board of Directors. Ms. Wallace was previously Vice President of Active Systems, Inc. a Canadian Company specializing in SGML Software an ISO standard in Ottawa, Ontario. Prior to that she was President and Owner of Mailhouse Plus, Ltd., an office equipment distribution company which was sold to Ascom Corporation. She has also been in management with Pitney Bowes-Canada and Bell Canada where she received its highest award in Sales and Marketing. Ms.
Wallace was educated at Queens University in Kingston, Ontario and Carleton University, Ottawa, Ontario in Political Science with a minor in Economics. Ms. Wallace is also an officer and director of Dynamic Associates, Inc.

Grace Sim (age 37) has been Secretary-Treasurer and Director of the Company since March 7, 1997. Prior to joining Claire Technologies, Inc., Ms. Sim owned an accounting consulting company in Ottawa, Ontario, Canada. Ms. Sim received her Bachelor of Mathematics with honors from the University of Waterloo in Waterloo, Ontario. She is also an officer in Dynamic Associates, Inc., a company which files annual reports pursuant to the Securities Exchange Act of 1934.

ITEM 10. Executive Compensation.

                                             Annual Compensation Table

                                  Annual Compensation                  Long Term Compensation
                                                     Other      Restricted
                                                     Annual        Stock      Options/*    LTIP        All other
Name           Title      Year    Salary     Bonus Compensation  Awarded      SARs (#)   payouts ($)   Compensation
----           -----      ----  ---------    ----- ------------  -------      --------   -----------   ------------
Jan Wallace    President, 1997  $  40,000
               CEO,
               Director

Grace
Sim            Secretary/ 1997     10,000
               Treasurer


     There can be no assurance that the amounts of compensation actually paid for 1998, or the persons to whom it is paid, will not differ materially from the above amounts paid for 1997.

*Options - No Options are outstanding at December 31, 1997.

ITEM 11.       Security Ownership of Certain Beneficial Owners and Management.

               The following table sets forth, as of December 31, 1997, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and by each director and officer as a group, consisting of:

                   Name and address                       Amount of             Percent
Title of class      of owner                              ownership            of class
---------------------------------------------------------------------------------------
Class A Common     Harry Moll                             1,819,046(1)          11.50%
                         Box 836
                         Georgetown, Grand Cayman,
                         BWI
Class A Common     William A. Lucky                       5,500,000             34.77%
                         1613 Jimmie Davis Highway
                         Bossier City, LA 71112
Class A Common     Jan Wallace                              251,250              1.59%
                         6929 East Cheney
                         Paradise Valley, AZ 85253
Class A Common     Richard Kellar                         3,000,000             18.96%
                         PO Box 945
                         Bogalusa, LA 70419-0945
Class A Common     William H. Means                       1,000,000              6.32%
                         1613 Jimmie Davis Highway
                         Bossier City, LA 71112
Class A Common     Alexander L. Blondeau                  1,000,000              6.32%
                         1613 Jimmie Davis Highway
                         Bossier City, LA 71112
Class A Common     Grace Sim                                      0              0.00%
                         c/o Claire Technologies, Inc.
                         Suite B169
                         7373 North Scottsdale Road
                         Scottsdale, Arizona 85253
Class A Common     All Officers and Directors               251,250              1.59%
                         as a Group (2 persons)

(1)  Includes 39,921 shares owned by SSM Ltd.,  which is controlled by Mr. Moll.

ITEM 12.          Certain Relationships and Related Transactions.

         The Company is provided with office space and other management services on a month-to-month basis by Amteck Management, Inc., an entity controlled by the Company's former Secretary. $12,000 was paid or accrued to Amteck as rent in 1997. Other fees to Amteck will be based on services received. Officers currently are receiving no salary but are being paid management fees when services are provided. $20,000 was accrued as management fees in 1997. Various other individuals are paid as services are performed.

         For 1998, it is projected that the Company's President will receive $5,000 monthly and the Secretary will receive $5,000 monthly.

                                     PART IV

ITEM 13.       Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following financial statements, financial statement schedules and supplementary date are included:

               F-1   Independent Auditor's Report

               Financial Statements:

               F-2   Consolidated Balance Sheets - December 31, 1997 and 1996
               F-3   Consolidated  Statements of Operations - Years Ended
                     December 31, 1997,  1996, and 1995.
               F-4   Consolidated  Statements of Changes in Stockholders' Equity
                     - Years Ended December 31, 1997, 1996, and 1995.
               F-6   Consolidated Statements of Cash Flows - Years Ended
                     December 31, 1997, 1996, and 1995.
               F-7   Notes to Financial Statements

(b)            Reports on Form 8-K.

               A Report on Form 8-K was filed to report the merger of Orion Preventive Medicine, Inc. and Allied Health Partners, Inc. into Olympic Rehabilitation Services, Inc. on November 21, 1997. The date of the 8-K was December 5, 1997. No other Form 8-K was filed during fiscal 1997.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CLAIRE TECHNOLOGIES, INC.



Date:  _4/28/98____             By: __/s/ Jan Wallace___________________
                                             Jan Wallace, President and Director

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  __4/28/98___             By: ___/s/ Jan Wallace__________________________
                                             Jan Wallace, President and Director


Date:  __4/28/98___             By: ___/s/ Grace Sim___________________________
                                             Grace Sim, Director

                                 SMITH & COMPANY
                          A PROFESSIONAL CORPORATION OF
CERTIFIED PUBLIC ACCOUNTANTS
MEMBERS OF:                                   10 WEST 100 SOUTH, SUITE 700
AMERICAN INSTITUTE OF                         SALT LAKE CITY, UTAH 84101
   CERTIFIED PUBLIC ACCOUNTANTS               TELEPHONE: (801) 575-8297
UTAH ASSOCIATION OF                           FACSIMILE: (801) 575-8306
   CERTIFIED PUBLIC ACCOUNTANTS               E-MAIL: smith&co@smithandcocpa.com
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Claire Technologies, Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Claire Technologies, Inc. (a development stage company) and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 1997, 1996, and 1995, and for the period of May 3, 1988 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for December 31, 1996 and 1995 have been restated to reflect the acquisition of a subsidiary in 1997. The statements for 1996 and 1995 reflect the acquisition under the pooling-of-interests method of accounting as if it had occurred in 1995.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Claire Technologies, Inc. (a development stage company) and subsidiary as of December 31, 1997 and 1996, and the results of their operations, changes in stockholders' equity (deficit) and their cash flows for the years ended December 31, 1997, 1996, and 1995, and for the period of May 3, 1988 (date of inception) to December 31, 1997 in conformity with generally accepted accounting principles.


                                                  /s/ Smith & Company
                                              CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
April 21, 1998

                    CLAIRE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                                       December 31,
                                                                               1997                     1996
                                                                        -----------------        ------------------
ASSETS
     CURRENT ASSETS
       Cash in bank                                                     $          31,405        $           16,063
       Prepaid expenses                                                            15,730                     9,292
       Accounts receivable (Net of allowance for doubtful
           accounts of $479,000, $211,000 in 1996)                              1,117,239                   498,578
       Option (Note 5)                                                                  0                         0
                                                                        -----------------        ------------------

                                               TOTAL CURRENT ASSETS             1,164,374                   523,933

     PROPERTY, PLANT, AND EQUIPMENT
       (Note 6 and Schedules V and VI)                                            501,223                   478,885

     OTHER ASSETS
       Investment (Note 7)                                                              0                         0
       Loan receivable (Note 7)                                                         0                         0
       Goodwill (Note 1)                                                                0                         0
       Organization costs                                                             217                       247
       Deposits                                                                     3,460                     3,470
                                                                        -----------------        ------------------
                                                                                    3,677                     3,717
                                                                        -----------------        ------------------

                                                                        $       1,669,274        $        1,006,535
                                                                        =================        ==================

LIABILITIES & EQUITY (DEFICIT)
     CURRENT LIABILITIES
       Accounts payable                                                 $          56,284        $          139,312
       Accrued expenses - related parties (Note 10)                                78,179                   283,800
       Accrued expenses                                                             6,127                     8,767
       Current portion of notes payable (Note 14)                                  33,693                   326,757
       Bridge loan (Note 8)                                                             0                    14,999
       Loans payable - related parties (Note 9)                                   187,190                   624,747
       Accrued interest payable - related parties                                       0                    23,004
                                                                        -----------------        ------------------

                                          TOTAL CURRENT LIABILITIES               361,473                 1,421,386

     LONG-TERM DEBT (Note 14)                                                      84,105                    31,944
                                                                        -----------------        ------------------

                                                  TOTAL LIABILITIES               445,578                 1,453,330

Commitments and contingencies (Note 16)                                                 0                         0

STOCKHOLDERS' EQUITY (DEFICIT)
       Common Stock $.001 par value:
           Authorized - 100,000,000 shares
           Issued and outstanding 15,819,173 shares
              (14,634,875 in 1996)                                                 15,819                    14,635
       Additional paid-in capital                                               3,180,870                 2,254,615
       Deficit accumulated during the development stage                        (1,972,993)               (2,716,045)
       Stock subscription receivable (Note 3)                                           0                         0
                                                                        -----------------        ------------------

                               TOTAL STOCKHOLDERS' EQUITY (DEFICIT)             1,223,696                  (446,795)
                                                                        -----------------        ------------------

                                                                        $       1,669,274        $        1,006,535
                                                                        =================        ==================

See Notes to Financial Statements.

                    CLAIRE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                        5/3/88
                                                                                                       (Date of
                                                          Year ended December 31,                    inception) to
                                                1997               1996               1995             12/31/97
                                           ---------------    ---------------    ---------------    ---------------
Service revenue                            $     3,359,358    $     1,224,545    $             0    $     4,583,903
Rental revenue                                     401,722            198,926                  0            600,648
Net equipment sales                                  1,908             41,450                  0             43,358
                                           ---------------    ---------------    ---------------    ---------------


                           GROSS PROFIT          3,762,988          1,464,921                  0          5,227,909

General & administrative expenses:
     Administrative                                      0             39,000             80,000            119,000
     Contract services/outside services            447,718            238,730            85,880             772,328
     Insurance                                      55,735              6,893                  0             62,628
     Legal and accounting                           53,530             28,768             53,990            136,288
     Payroll taxes and benefits                    208,209             85,280                  0            293,489
     Rent                                          126,281             36,257             13,917            176,455
     Salaries/Management fees                    1,426,831            769,817            302,725          2,499,373
     Supplies                                       48,367             44,640              9,327            102,334
     Travel & entertainment                         74,535             73,598             82,799            230,932
     Utilities                                      38,898             21,956             13,856             74,710
     Other                                          15,140             48,659             63,614            129,413
Depreciation & amortization                         92,265             80,796             12,848            185,909
Interest expense                                    54,447            114,026              5,692            174,165
Bad debts                                          377,980            516,600              2,300            896,880
                                           ---------------    ---------------    ---------------    ---------------
                                                 3,019,936          2,105,020            726,948          5,853,904
                                           ---------------    ---------------    ---------------    ---------------

                      NET INCOME (LOSS)
                           BEFORE OTHER            743,052           (640,099)          (726,948)          (625,995)

OTHER EXPENSE
     Loss on investment (Note 7)                         0           (982,967)          (265,000)        (1,247,967)
                                           ---------------    ---------------    ---------------    ---------------

                      NET INCOME (LOSS)
                    BEFORE INCOME TAXES            743,052         (1,623,066)          (991,948)        (1,873,962)

INCOME TAXES                                             0                  0                  0                  0
                                           ---------------    ---------------    ---------------    ---------------

                      NET INCOME (LOSS)    $       743,052    $    (1,623,066)   $      (991,948)   $    (1,873,962)
                                           ===============    ===============    ===============    ===============

Net income (loss) per weighted
     average share - operations            $           .05    $          (.04)   $          (.54)

Net income (loss) per weighted
     average share - other expense                     .00               (.07)              (.20)
                                           ---------------    ---------------    ---------------

Net income (loss) per weighted
     average share                         $           .05    $          (.11)   $          (.74)
                                           ===============    ===============    ===============

Weighted average number of common
     shares used to compute net income
     (loss) per weighted average share          15,162,188         14,403,044          1,348,333
                                           ===============    ===============    ===============




See Notes to Financial Statements.

                    CLAIRE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                         Common Stock             Additional           Stock           During
                                                        Par Value $.001             Paid-in        Subscription      Development
                                                    Shares          Amount          Capital         Receivable          Stage
                                                 -------------  -------------   ---------------  ---------------   ---------------
Balances at 5/3/88 (Date of inception)                       0  $           0   $             0  $             0   $             0
     Issuance of common stock (restricted) at
       $.008 per share at 5/5/88                       250,000            250             1,750
     Net loss for period                                                                                                    (1,950)

Balances at 12/31/88                                   250,000            250             1,750                0            (1,950)
     Net loss for year                                                                                                         (10)
                                                 -------------  -------------   ---------------  ---------------   ---------------

Balances at 12/31/89                                   250,000            250             1,750                0            (1,960)
     Net loss for year                                                                                                         (10)
                                                 -------------  -------------   ---------------  ---------------   ---------------

Balances at 12/31/90                                   250,000            250             1,750                0            (1,970)
     Net loss for year                                                                                                         (10)
                                                 -------------  -------------   ---------------  ---------------   ---------------

Balances at 12/31/91                                   250,000            250             1,750                0            (1,980)
     Net loss for year                                                                                                         (20)
                                                 -------------  -------------   ---------------  ---------------   ---------------

Balances at 12/31/92                                   250,000            250             1,750                0            (2,000)
     Net income for year                                                                                                         0
                                                 -------------  -------------   ---------------  ---------------   ---------------

Balances at 12/31/93                                   250,000            250             1,750                0            (2,000)
     Net income for year                                                                                                         0
                                                 -------------  -------------   ---------------  ---------------   ---------------

Balances at 12/31/94                                   250,000            250             1,750                0            (2,000)
     Issuance of common stock (restricted) at
       4/3/95  for subsidiary                        2,625,000          2,625             1,875
     Cancellation of stock at 5/31/95               (2,600,000)        (2,600)           (1,800)
     Sale of common stock (Regulation "S") at
        $.20 per share at 5/16/95                      500,000            500            99,500
     Issuance of common stock (restricted) at
       $.004 per share for services at 6/30/95         475,000            475             1,425
     Sale of common stock (restricted) at $4.00
       per share at 6/30/95                            130,000            130           519,870
     Sale of common stock (restricted) at $4.00
       per share at 7/24/95                            113,750            114           454,886
     Costs associated with stock sales                                                 (100,000)
     Issuance of common stock (restricted) at
       $.001 per share for services at 11/30/95          6,250              6                (6)
     Options exercised                                  39,000             39           155,961          (81,000)
     Issuance of common stock at $.001 for
       Subsidiary*                                  12,500,000         12,500           (12,500)
     Net loss for year                                                                                                    (991,948)
                                                 -------------  -------------   ---------------  ---------------   ---------------

Balances at 12/31/95                                14,039,000         14,039         1,120,961          (81,000)         (993,948)

* Transaction occurred in November, 1997 but is reflected earlier under pooling-of-interests method of accounting.




See Notes to Financial Statements.

                    CLAIRE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (continued)


                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                         Common Stock             Additional           Stock           During
                                                        Par Value $.001             Paid-in        Subscription      Development
                                                    Shares          Amount          Capital         Receivable          Stage
                                                 -------------  -------------   ---------------  ---------------   ---------------
Balances at 12/31/95                                14,039,000  $      14,039   $     1,120,961  $       (81,000)  $      (993,948)
   Collection of stock subscription                                                                       81,000
   Issuance of common stock (restricted) at
     $2.00 per share for interest expense
     at 5/14/96                                         32,500             33            64,967
   Issuance of common stock (Regulation S)
     to pay interest expense and reduce debt
     at $2.00 per share at 5/14/96                     327,125            327           653,923
   Sale of common stock (S-8) at $4.00 per
     share at 5/20/96                                    6,250              6            24,994
   Sale of common stock (Regulation S) at $2.00
     per share at 5/31/96                              200,000            200           399,800
   Sale of common stock (S-8) at $3.00 per share
     at 6/24/96                                          6,250              6            18,744
   Sale of common stock (S-8) at $3.00 per share
     at 6/25/96                                         11,250             11            33,739
   Sale of common stock (S-8) at $3.00 per share
     at 6/27/96                                          7,500              8            22,492
   Deferred offering costs                                                             (100,000)
   Sale of common stock (S-8) at $3.00 per share
     at 7/8/96                                           5,000              5            14,995
   Dividends paid by subsidiary (1)                                                                                        (99,031)
   Net loss for year                                                                                                    (1,623,066)
                                                 -------------  -------------   ---------------  ---------------   ---------------

Balances at 12/31/96                                14,634,875         14,635         2,254,615                0        (2,716,045)
   Issuance of common stock (restricted) at
     $.80 per share for interest expense at
     2/28/97                                            25,000             25            19,975
   Sale of common stock (restricted) at $.80
     per share at 6/25/97                               93,750             94            74,906
   Sale of common stock (restricted) at $.80
     per share at 6/30/97                               31,250             31            24,969
   Issuance of common stock (S-8) at
     $.78 per share to cancel liabilities at
     7/28/97                                         1,034,298          1,034           806,405
   Net income for year                                                                                                     743,052
                                                 -------------  -------------   ---------------  ---------------   ---------------

Balances at 12/31/97                                15,819,173  $      15,819   $     3,180,870  $             0   $    (1,972,993)
                                                 =============  =============   ===============  ===============   ===============

** Common stock shares, amounts and per share figures reflect a 4-for-1 reverse split of the Company's stock which was approved June 30, 1997.

   (1) Paid prior to becoming a subsidiary of the Company.


See Notes to Financial Statements.

                    CLAIRE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                            5/3/88
                                                                                                            (Date of
                                                                     Year ended December 31,                  Inception) to
                                                            1997              1996              1995            12/31/97
                                                      ----------------  ---------------   ---------------   ---------------
OPERATING ACTIVITIES
   Net income (loss)                                  $        743,052  $    (1,623,066)  $      (991,948)  $    (1,873,962)
   Adjustments to reconcile net income (loss) to
         cash provided (used)  by operating activities:
       Depreciation and amortization                            92,265           80,796            12,848           185,909
       Bad debts                                               261,394          211,000                 0           472,394
       Stock issued for expenses                                20,000           84,044             2,000           106,044
       Loss on investment                                            0          492,967           265,000           757,967
     Changes in assets and liabilities:
       Prepaid expenses                                         (6,438)          90,708          (100,000)
                                                                                                  (15,730)
       Accounts receivable                                    (880,055)        (709,578)                0        (1,589,633)
       Accounts payable                                        (83,028)         107,469            31,843            56,284
       Accrued expenses                                        162,425          190,020           102,547           478,046
       Accrued interest payable                                      0           17,313             5,691                 0
                                                      ----------------  ---------------   ---------------   ---------------

                           NET CASH PROVIDED (USED)
                            BY OPERATING ACTIVITIES            309,615       (1,058,327)         (672,019)       (1,422,681)

INVESTING ACTIVITIES
   Purchase of equipment                                      (114,573)        (495,829)          (20,624)         (631,026)
   Purchase of investment                                            0                0          (438,000)         (438,000)
   Goodwill                                                          0                0          (331,000)         (331,000)
   Deposits                                                         10           (3,470)                0            (3,460)
   Organization costs                                                0             (210)              (80)             (340)
                                                      ----------------  ---------------   ---------------   ---------------

                                    NET CASH (USED)
                            BY INVESTING ACTIVITIES           (114,563)        (499,509)         (789,704)       (1,403,826)

FINANCING ACTIVITIES
   Proceeds from sale of common stock                          100,000          496,000         1,050,000         1,648,000
   Loans - related parties                                           0        1,326,329           561,287         1,887,616
   Loan repayments - related parties                          (248,697)        (334,456)          (68,238)         (651,391)
   Dividends paid                                                    0          (99,111)                0           (99,111)
   Loan proceeds                                               345,000          174,153                 0           519,153
   Loan repayments                                            (376,013)         (70,342)                0          (446,355)
                                                      ----------------  ---------------   ---------------   ---------------

                        NET CASH PROVIDED (USED) BY
                               FINANCING ACTIVITIES           (179,710)       1,492,573         1,543,049         2,857,912
                                                      ----------------  ---------------   ---------------   ---------------

                        INCREASE (DECREASE) IN CASH
                               AND CASH EQUIVALENTS             15,342          (65,263)           81,326            31,405

Cash and cash equivalents at beginning of year                  16,063           81,326                 0                 0
                                                      ----------------  ---------------   ---------------   ---------------

                          CASH AND CASH EQUIVALENTS
                                     AT END OF YEAR   $         31,405  $        16,063   $        81,326   $        31,405
                                                      ================  ===============   ===============   ===============

SUPPLEMENTAL INFORMATION
   Cash paid for interest                             $         27,015  $        12,937   $           151   $        40,103
                                                      ================  ===============   ===============   ===============

During 1997, the Company issued 1,034,298 shares of restricted common stock to pay $807,439 of debt and liabilities.

During 1996, the Company issued 317,603 shares of Regulation S stock to pay $635,206 of debt. The subsidiary issued a promissory note for $45,000 to purchase equipment.


See Notes to Financial Statements.

                    CLAIRE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 1:      SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

             Principles of Consolidation
             The consolidated financial statements for all periods presented include the accounts of the Company and its wholly-owned subsidiary, Olympic Rehabilitation Services, Inc., ("Olympic") which was incorporated in Louisiana on June 25, 1997. On November 20, 1997, Olympic merged with Orion Preventive Medicine, Inc. and Allied Health Partners, Inc. ("Allied"). Prior to the merger with Olympic, Allied acquired the following entities which were all controlled by Olympic's current President: Allied Management Group, LLC, South Oaks Rehabilitation Clinic, LLC, North Oaks Rehabilitation Center, LLC, and Healthcare Partners, LLC.

             Accounting Methods
             The Company recognizes income and expenses based on the accrual method of accounting.

             Dividend Policy
             The Company has not yet adopted any policy regarding payment of dividends.

             Equipment
             Equipment is recorded at cost and is being depreciated over a useful life of five to thirty-nine years using the straight-line method.

             Cash and Cash Equivalents
             For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

             Organization Costs
             Organization costs are being amortized over five years.

             Estimates
             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

             Allowance for Uncollectible Accounts
             The Company provides an allowance for uncollectible  accounts based
             upon  prior   experience   and   management's   assessment  of  the
             collectability of existing specific accounts.

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

             Income (Loss) per Share
             Income (loss) per common share is computed by dividing net loss by the weighted average shares outstanding during each period. Shares, amounts and per share figures reflect a four-for-one reverse split of the Company's stock which was approved June 30, 1997 and effective October 1, 1997.

NOTE 2:      DEVELOPMENT STAGE COMPANY
             The Company was incorporated under the laws of the State of Nevada on May 3, 1988 as Demure, Inc., and has been in the development stage since incorporation. On June 7, 1995, the name was changed to Claire Technologies, Inc. The Company, through Olympic, has entered into the business of providing contract physical, occupational, and activity therapy services to various hospitals and other medical providers. In addition, Olympic provides management services to several rehabilitation facilities. The Company feels it is leaving the development stage, effective January 1, 1998, since it now has viable operations through Olympic.

                    CLAIRE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1997 and 1996

NOTE 3:      CAPITALIZATION
             On the date of incorporation, the Company sold 250,000 shares of its common stock to Capital General Corporation for $2,000 cash for an average consideration of $.008 per share. The Company's authorized stock includes 100,000,000 shares of common stock at $.001 par value.

             During 1995, the Company issued 2,625,000 shares of its restricted common stock in connection with the acquisition of a subsidiary and shortly thereafter canceled 2,600,000 shares (see Note 13). The Company issued 500,000 shares of stock for services at $.004 per share and 6,250 shares at $.001 per share (see Note 10). The Company sold 500,000 Regulation "S" shares at $.20 per share and sold 243,750 restricted shares at $4.00 per share.

             During 1995, the Company's President exercised stock options on 10,000 shares at $4.00 per share and a consultant exercised stock options on 8,750 shares at $4.00 per share. The two individuals provided services of $75,000 to exercise the options.

             Also during December, 1995, three individuals exercised options for 20,250 shares of stock at $4.00 per share. The $81,000 was received in January, 1996 and was reflected on the 1995 balance sheet as a stock subscription receivable.

             During 1996, the Company issued 32,500 shares of restricted common stock at $2.00 per share for interest expense, issued 327,125 shares of Regulation S stock at $2.00 per share for interest expense and debt repayment, sold 200,000 shares of Regulation S stock at $2.00 per share for cash, sold 6,250 S-8 shares at $4.00 per share for cash and sold 30,000 S-8 shares at $3.00 per share for cash.

             During 1997, the Company issued 25,000 shares of restricted common stock at $.80 per share for interest expense, sold 125,000 shares of restricted common stock at $.80 per share, issued 1,034,298 shares of S-8 common stock at $.78 per share to cancel liabilities of $807,439, and issued 12,500,000 shares of restricted common stock at $.001 per share to acquire Olympic.

NOTE 4:      ACQUISITION OF SUBSIDIARY
             As discussed in Notes 1 and 3, the Company issued 12,500,000 shares of stock to acquire Olympic in November, 1997. Prior year financial statements have been restated to reflect the activities of Olympic and its predecessor entities.

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

NOTE 6:      PROPERTY, PLANT, AND EQUIPMENT
             Property, plant, and equipment has a cost of $676,026. The allowance for depreciation is $174,803 at December 31, 1997. Depreciation expense for the year ended December 31, 1997 was $92,235 ($80,758 in 1996 and $1,810 in 1995).

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

                    CLAIRE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1997 and 1996

NOTE 7:      INVESTMENT (continued)
             During 1996, the Company invested an additional $490,000 in Hyperflow for a total of $1,259,000 and owned about 70.5% of Hyperflow, but still was not controlling the daily operations. Also during 1996, the Company loaned $305,500 to Hyperflow. By the end of 1996, it was apparent that Hyperflow was not going to be profitable as expected. The Company charged its investment to expense and has fully reserved the receivable of $305,500. Subsequent to December 31, 1996, the Company took all assets of Hyperflow pursuant to a security agreement executed in 1996. The Company then sold all of the Hyperflow assets to another entity interested in developing the technology. The other entity signed a promissory note in the amount of $305,500 with an interest rate of 7.87% per annum. The principal and accrued interest in the total amount of $500,000 are due on September 6, 2003. If the loan is repaid prior to September 6, 2003, the entire $500,000 is still due. Also the $500,000 is due if the other entity sells all or any part of its interest in the Hyperflow products, technology or patent. The other entity will also pay the Company a royalty of 2.5% of the gross revenue received from sales of products developed with the Hyperflow technology. The first $1,500,000 of gross revenue is not subject to the royalty.

NOTE 8:      BRIDGE LOAN
             At December 31, 1995, the Company owed $280,969 to a British West Indies entity controlled by a person who owned 23.86% of the Company's common stock, and has options to purchase 180,000 shares at a price of $.75 per share. The loan is part of a $400,000 revolving floating loan. The interest rate is 12 1/2% per year. The loan is due thirty days after demand is made, or October 31, 1996, whichever is earlier. The Company will also pay bonus interest in the form of 10,000 shares of its common stock for each $50,000 (or portion thereof) of the line of credit used up to a maximum of 80,000 shares. During 1996, the loan was repaid except for $14,999. 20,000 shares of restricted common stock and 9,522 shares of Regulation S stock were also issued as additional interest. During 1997, 19,921 shares of S-8 stock were issued to retire the debt and $938 of additional interest expense.

NOTE 9:      LOANS PAYABLE - RELATED PARTIES
             At December 31, 1996, the Company owed $375,000 to Dynamic Associates, Inc. The Company's President is also Dynamic's President. The loan bears interest at 10% per annum. The loan is convertible to the Company's stock at $.80 per share. The Company will also issue 25,000 shares of its restricted common stock. At December 31, 1996, the Company also owed $23,750 to one of its former directors. The loan's interest rate was 12.5% per annum and was due on demand. During 1997, 31,283 shares of S-8 stock were issued to retire debt and $1,276 of interest expense. At December 31, 1996, $225,997 was owed to an entity controlled by Olympic's President. At December 31, 1997, $187,190 is owed to an entity controlled by Olympic's President. The amount is non-interest bearing.

NOTE 10:     RELATED PARTY TRANSACTIONS
             During 1995, 506,250 shares of the Company's restricted common stock were issued to various entities for assistance provided to the Company. The shares were valued at a nominal amount because there was no market for the Company's stock at the time. During 1995 $80,000 was paid to the Company's President, $40,000 in cash and $40,000 in the form of exercised stock options. $25,000 was paid to the Company's former President. $62,000 was paid to other officers and/or directors. During 1996, the President received compensation of $120,000 including $91,000 which is accrued at December 31, 1996, $120,000 was paid to an officer/director including $60,000 which is accrued at December 31, 1996, $32,500 was paid to a consultant/director including $15,500 which is accrued at December 31, 1996, and $120,000 was paid to a consultant/major shareholder including $104,300 which is accrued at December 31, 1996. At December 31, 1996, the Company owed $283,800 to various related parties for management fees and administrative services. The $283,800 includes the $270,800 detailed above and also includes $13,000 due to an entity controlled by one of the directors. During 1997, 337,625 shares of S-8 stock were issued to satisfy the $283,000. During 1997, the Company's President received 37,500 shares of S-8 stock valued at $30,000 and two other consultants each received 37,500 shares of S-8 stock valued at $30,000 for services rendered. At December 31, 1997, $20,000 is owed to the Company's President, $20,000 is owed to the Company's Secretary, and $58,179 is owed to related parties for rent. During 1997, about $84,000 was paid or accrued to Olympic's President for rent.

NOTE 11:     INCENTIVE STOCK OPTION PLAN
             During 1995, the Company established an incentive stock option plan for employees and directors of the Company. The maximum number of shares to be issued under the plan is 3,000,000. The Company also can grant non-qualified stock options. The aggregate fair market value (determined at the grant date) of the shares to which options become exercisable for the first time by an optionee during any calendar year shall not exceed $100,000 for qualified options and $1,000,000 for non-qualified options. For 10% shareholders, the option price shall not be less than 100% of the fair market value of the shares on the grant date and the exercise period shall not exceed five years from the grant date. During 1995, options were granted to nine individuals, four of whom were officers and/or directors, to purchase a total of 343,750 shares at $4.00 per share. During January, 1996, 39,000 shares were issued for shares exercised in 1995 (see Note 3). During 1996, 6,250 non-qualified options

                    CLAIRE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1997 and 1996

NOTE 11:     INCENTIVE STOCK OPTION PLAN (continued)
             were exercised at a price of $4.00 per share, 30,000 non-qualified options were exercised at a price of $3.00 per share and 479,500 non-qualified options expired or were canceled. At December 31, 1996, 594,500 non-qualified stock options remain outstanding but not exercised. During January, 1996, 550,000 options were reserved. 100,000 shares have an option price of $1.00 per share. 250,000 shares have an option price of $1.25 per share. 200,000 shares have an option price of $1.75 per share. The 550,000 options have exercise periods of one year. During 1997, all remaining options were canceled.

NOTE 12:     INCOME TAXES
             No Federal income taxes were due for the years ended December 31, 1997, 1996, or 1995.

             At December 31, 1997, the Company has a Federal net operating loss carryover of approximately $1,909,800 which expires at follows:

                     Year ended            Amount             Expiration Date
               December 31, 1995     $          708,900    December 31, 2010
               December 31, 1996                703,100    December 31, 2011
               December 31, 1997                497,800    December 31, 2012
                                     ------------------
                                     $        1,909,800
                                     ==================

             The Company also has a capital loss carryover of $1,259,000 which expires December 31, 2001.

             At December 31, 1997, a deferred tax asset has not been recorded due to the Company's current lack of operations to provide income to use the net operating loss carryover. In future years, the Company will likely file a consolidated tax return with Olympic which has operations.

NOTE 13:     CANCELLATION OF STOCK
             Effective April 3, 1995, the Company issued 2,625,000 shares of its restricted common stock to acquire Nu-Aire Distribution Corporation ("Nu-Aire"). On May 31, 1995, the Company and Nu-Aire mutually agreed to terminate the agreement and render it null and void. 2,600,000 shares of common stock were canceled. Individuals who helped with the acquisition were allowed to keep 25,000 shares for their fee.

NOTE 14:     NOTES PAYABLE
             Notes payable at December 31, 1997 and 1996 are as follows:

             Related Parties                              1997 Principal Balances             1996 Principal Balances
             To Olympic:               Rate (%)           Current         Long-term          Current         Long-term
                                   ----------------  ---------------   ---------------  ---------------   ------------
             Linda Holliman                       0  $             0   $             0  $        27,000   $          0
             Barbara Kellar                       0                0                 0          110,000              0
             Richard Kellar                       0                0                 0           27,150              0
             John Evans                           0                0                 0           27,000              0
             K & K Leasing                        0                0                 0           18,740              0
                                                     ---------------   ---------------  ---------------   ------------
                                                                   0                 0          209,890              0

             Other Creditors:
             Hibernia National
                Bank credit line              8.25                 0                0            48,826              0
             Hibernia National
                Bank (1)                      6.10                 0                0            60,000              0
             Hibernia National
                Bank (3)                      8.50             8,781            37,123                0              0
             Hibernia National
                Bank (3)                      8.50            16,203            23,748                0              0
             Pecot & Associates (2)           8.00             8,709            23,234            8,041              0
                                                     ---------------   ---------------  ---------------   ------------
                                                              33,693            84,105          116,867         31,944
                                                     ---------------   ---------------  ---------------   ------------

                                                     $        33,693   $        84,105  $       326,757  $      31,944
                                                     ===============   ===============  ===============  =============

          (1) Personally guaranteed by Olympic's President and secured by his certificate of deposit.

          (2)  Secured by equipment.

          (3) Secured by accounts receivable, equipment, and personal guarantee by Olympic's President.

              Scheduled  principal reductions  of notes  payable are as follows:

                      1998          $       33,693
                      1999                  36,623
                      2000                  26,729
                      2001                  14,911
                      2002                   5,842
                                    --------------
                                    $      117,798
                                    ==============

NOTE 15:      GOING CONCERN
              The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.

              Management   feels  that  operations  from  Olympic  will  provide
              sufficient working capital to allow the Company to continue as a going concern.

NOTE 16:      COMMITMENTS AND CONTINGENCIES
              The Company is provided with office space and other management services on a month-to-month basis by Amteck Management, Inc., an entity controlled by a former director of the Company. $12,000 was paid or accrued to Amteck during 1997 ($39,000 in 1996). $600 per month was paid to Amteck as rent beginning in March, 1996, and was increased to $1,200 per month beginning May 1, 1997. Other fees to Amteck will be based on services received. Officers currently are receiving no salary but are being paid management fees when services are provided. Various other individuals are paid as services are performed. There are no written management contracts with any of the entities.

              It is expected that the Company's President and Secretary will each receive $60,000 of compensation in 1998.

              Olympic's President and Vice President of Operations are to receive a salary of $200,000 per year through November, 1998. Olympic expects to pay rent in 1998 of approximately $96,000, including approximately $78,000 which will be paid to its President.

              Olympic leases office space from its President for $700 per month under an operating lease which expires December 31, 1999. It also leases space for a clinic at $1,800 per month through October 31, 1998. Another clinic is leased from its President for $5,023 per month through December 31, 2001 and another clinic is leased from its President through December 31, 1999 with monthly payments of $800.

              Future minimum lease payments are as follows:

                                       Year Ending             Amount
                                    December 31, 1998      $  110,679
                                    December 31, 1999          78,279
                                    December 31, 2000          60,279
                                    December 31, 2001          60,279
                                                           ----------
                                                           $  309,516
                                                           ==========
                                      F-11

                                 SMITH & COMPANY
                          A PROFESSIONAL CORPORATION OF
                          CERTIFIED PUBLIC ACCOUNTANTS
MEMBERS OF:                                   10 WEST 100 SOUTH, SUITE 700
AMERICAN INSTITUTE OF                         SALT LAKE CITY, UTAH 84101
     CERTIFIED PUBLIC ACCOUNTANTS             TELEPHONE:       (801) 575-8297
UTAH ASSOCIATION OF                           FACSIMILE:       (801) 575-8306
     CERTIFIED PUBLIC ACCOUNTANTS             E-MAIL: smith&co@smithandcocpa.com
--------------------------------------------------------------------------------

Board of Directors and Shareholders
Claire Technologies, Inc.
Scottsdale, Arizona

Our audit of the basic financial statements presented in the preceding section of this report was made primarily to form an opinion on such financial statements taken as a whole. The additional information, contained in the following pages, is not considered essential for the fair presentation of the financial position of Claire Technologies, Inc. and Subsidiary, the results of their operations or cash flows in conformity with generally accepted accounting principles. The following information consisting of Schedule V and Schedule VI is included to comply with reporting requirements of the Securities and Exchange Commission. Such data was subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                       /s/ Smith & Company
                                                   CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
April 21, 1998

                    CLAIRE TECHNOLOGIES, INC. AND SUBSIDIARY

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT



                                                Balance at                                                   Balance
                                                 Beginning           Additions                               at End
                                                 of Period            at Cost           Retirement          of Period
                                            ------------------  ------------------  -----------------   -----------------
Year Ended
           December 31, 1995:
              Equipment                     $                0  $           20,624  $               0   $          20,624
              Furniture                                      0                   0                  0                   0
              Leasehold improvements                         0                   0                  0                   0
              Vehicle                                        0                   0                  0                   0
                                            ------------------  ------------------  -----------------   -----------------

                                            $                0  $           20,624  $               0   $          20,624
                                            ==================  ==================  =================   =================

Year Ended
           December 31, 1996:
              Equipment                     $           20,624  $          459,267  $               0   $         479,891
              Furniture                                      0                 712                  0                 712
              Leasehold improvements                         0              73,350                  0              73,350
              Vehicle                                        0               7,500                  0               7,500
                                            ------------------  ------------------  -----------------   -----------------

                                            $           20,624  $          540,829  $               0   $         561,453
                                            ==================  ==================  =================   =================

Year Ended
           December 31, 1997:
              Equipment                     $          479,891  $          114,573  $               0   $         594,464
              Furniture                                    712                   0                  0                 712
              Leasehold improvements                    73,350                   0                  0              73,350
              Vehicle                                    7,500                   0                  0               7,500
                                            ------------------  ------------------  -----------------   -----------------

                                            $          561,453  $          114,573  $               0   $         676,026
                                            ==================  ==================  =================   =================

                    CLAIRE TECHNOLOGIES, INC. AND SUBSIDIARY

                    SCHEDULE VI - ACCUMULATED DEPRECIATION OF
                          PROPERTY, PLANT AND EQUIPMENT


                                                                     Additions
                                                Balance at          Charged to                               Balance
                                                 Beginning           Costs and                               at End
                                                 of Period           Expenses           Retirement          of Period
                                            ------------------  ------------------  -----------------   -----------------
Year Ended
           December 31, 1995:
              Equipment                     $                0  $            1,810  $               0   $           1,810
              Furniture                                      0                   0                  0                   0
              Leasehold improvements                         0                   0                  0                   0
              Vehicle                                        0                   0                  0                   0
                                            ------------------  ------------------  -----------------   -----------------

                                            $                0  $            1,810  $               0   $           1,810
                                            ==================  ==================  =================   =================

Year Ended
           December 31, 1996:
              Equipment                     $            1,810  $           79,670  $               0   $          81,480
              Furniture                                      0                  76                  0                  76
              Leasehold improvements                         0               1,012                  0               1,012
              Vehicle                                        0                   0                  0                   0
                                            ------------------  ------------------  -----------------   -----------------

                                            $            1,810  $           80,758  $               0   $          82,568
                                            ==================  ==================  =================   =================

Year Ended
           December 31, 1997:
              Equipment                     $           81,480  $           88,754  $               0   $         170,234
              Furniture                                     76                 102                  0                 178
              Leasehold improvements                     1,012               1,879                  0               2,891
              Vehicle                                        0               1,500                  0               1,500
                                            ------------------  ------------------  -----------------   -----------------

                                            $           82,568  $           92,235  $               0   $         174,803
                                            ==================  ==================  =================   =================